Form 10QSB
period 2004-09-30
Telesis Technology Corp
filed 2005-02-11
CIK 1290416

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-51008

TELESIS TECHNOLOGY CORPORATION

(Exact name of small business issuer as specified in its charter)

Florida	04-3684840
(State or Other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1611 12th Street East, Unit A Palmetto, Florida	34221
(Address of principal executive offices)	(Zip Code)

(941) 795-7441
(Issuer’s telephone number including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of September 30, 2004:  13,367,500  shares

Transitional Small Business Disclosure Format: Yes ☐  No ☒

Telesis Technology Corporation

Index to Form 10QSB

PART  I

Financial Information

Item 1.

Financial Statements

Title Page

Report of Independent Registered Public Accounting Firm

Balance Sheet at September 30, 2004 & 2003

Stockholder’s Equity at September 30, 2004 & 2003

Statements of Operations at September 30, 2004 & 2003

Statements of Cash Flows at September 30, 2004 & 2003

Notes to Financial Statements

Item 2.

Managements Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Critical Accounting Policies

Additional Factors That May Affect Future Results

Controls and Procedures

PART II

Other Information

Item 1.

Legal Proceedings

Item 2.

Changes in Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits and Reports on Form 8-K

SIGNATURES

Telesis Technology Corporation

Balance sheets as of September 30, 2004 and 2003

Statements of Operations, and

Cash Flows for the nine month

periods ended September 30, 2004 and 2003.

Notes to the financial statements

E. Randall Gruber, CPA, PC

Certified Public Accountant                                                           Telephone (314)238-1224

10805 Sunset Office Drive, Suite 300                                                     Fax (314)238-1250

St. Louis, Missouri  63127

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Telesis Technology Corporation

I have reviewed the accompanying balance sheets of Telesis Technology Corporation as of September 30, 2004 and 2003 and the related statements of operations, and cash flows for the nine months ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

I conducted my reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

/S/

E. Randall Gruber, CPA, PC

--------------------------------------

February 2, 2005

Member:  American Institute of Certified Public Accountants

Registered:  Public Company Accounting Oversight Board (PCAOB)

Telesis Technology Corporation
Balance Sheets
(Unaudited)

ASSETS	September 30,
	2004	2003
Current assets

Cash and cash equivalents	$165,278	$46,808
Accounts receivable	56,150	78,985
Inventories	584,003	1,287

Total current assets	805,431	127,080
Property and equipment (at cost), net of
accumulated depreciation of $11.798 and
$2,974 respectively
	395,471	110,985

Other assets
Loan to shareholder	5,247	--
Software, net of accumulated amortization
of $450	3,632	--
Deposits	2,410	260

Total other assets	11,289	260

Total assets	1,212,191	238,325

LIABILITIES AND STOCKHOLDERS'
EQUITY

Current liabilities
Notes payable	32,029	1,570
Accounts payable	65,455	37,960
Accrued income taxes	10,600	--
Current maturities of long-term debt	7,200	1,700

Total current liabilities	115,284	41,230

Long-term debt
Mortgages payable, net of current
maturities	241,494	67,776

Deferred income taxes	13,800	--

Total liabilities	370,578	109,006

Stockholders' equity

Preferred stock, $0.001 par value;
20,000,000 shares authorized; no shares
issued and outstanding	-----------	-----------

Common stock, $0.001 par value;
100,000,000 shares authorized (2004) and
$1.00 par value; 7,500 shares authorized
(2003) and 13,367.500 (2004)
and 100 (2003) issued and outstanding	13,368	100
Additional paid-in capital	758,049	113,416
Retained earnings (accumulated deficit)	70,196	15,803

Total stockholders' equity
	841,613	129,319

Total liabilities and stockholders'
equity
	$1,212,191	$238,325

Telesis Technology Corporation
Statements of Operations
(Unaudited)

	For the
	Nine months ended
	September 30
	2004	2003
Revenues
Sales	$938,327	$420,010

Cost of sales
Cost of goods sold	569,802	307,536
Freight	17,169	5,946

Total cost of sales	586,971	313,482

Gross profit	351,356	106,528

Operating expenses
Salaries and wages	146,179	23,020
Professional fees	12,662	2,508
Outside services	16,770	1,056
Payroll taxes and employee benefits	14,894	2,426
Operating supplies	12,406	2,536
Utilities and telephone	8,699	5,217
Depreciation and amortization	8,150	2,726
Office supplies	5,195	1,346
Repairs and maintenance	4,021	1,566
Advertising and promotion	2,340	2,015
Auto expense	3,523
Insurance	2,749
Travel	2,308	168
Dues and subscriptions	1,570	261
Other operating expenses	3,924	835
Total operating expenses	245,390	45,680

Income (loss) from operations	105,966	60,848
Other income (expenses)
Interest income.	300
Interest expense	(11,670)	4,686

Net other expense	$(11,370)	$4,686

Income before income taxes	94,596	56,162

Telesis Technology Corporation
Statements of Operations
(Unaudited)

	For the
	Nine months ended
	September 30
	2004	2003

Income taxes	24,400	--

Net income	$70,196	$58,165

Weighted average number of common
shares outstanding - basic and fully diluted	12,225,000	100

Net income per share - basic and fully
diluted	$0.01	$581.65

Pro forma data:

Historical income before taxes	94,596	56,162

Pro forma provision for income taxes	24,400	16,528

Net income adjusted for pro forma
provision for income taxes	70,196	39,634

Pro forma weighted average number of
common shares outstanding	12,225,000	100

Net income adjusted for pro forma
provision for income taxes per common
share:	0.01	396.34

Telesis Technology Corporation
Statements of Cash Flows
(Unaudited)
	For the
	Nine months ended
	September 30,
	2004	2003
Operating activities

Net income (loss)	$70,196	$16,110
Adjustments to reconcile net income
to net cash provided by operating
activities
Depreciation and amortization	8,150	400
Deferred income taxes	13,800	--
Changes in assets and liabilities
Accounts receivable	105,159	(75,051)
Prepaid expenses	5,000	--
Inventories	(92,715)	(958)
Notes payable	32,029
Current maturities of long-term debt	5,000
Accounts payable	(24,720)	37,696
Accrued income taxes	10,600	--

Net cash provided by operating
activities	132,499	(21,803)

Investing activities
Expenditures for property & Equipment	(272,093)	(5,928)
Expenditures for software	(4,082)	--
Loans to shareholder	(3,477)	--
Additional security deposits	(2,150)	--
Proceeds from issue of long-term debt		1,629
Principal payments on long-term debt		(1,952)

Net cash used in investing activities	(281,802)	(6,251)

Financing activities
Proceeds from issue of long-term debt	183,500
Principal payments on long-term debt	(8,602)
Additional investment by shareholders	72,176	4,908

Net cash provided by financing
activities	247,074	4,908

Net decrease in cash and cash
equivalents	97,771	(23,146)

Cash and cash equivalents, beginning	67,507	69,954

Cash and cash equivalents, end Supplemental disclosures:	$ 165,278	$ 46,808
Interest paid	$ 11,670	$ --

Non-cash investing and financing transactions - During the nine months ended September 30, 2004, the Company's major shareholder transferred inventory items to the Company. The inventory was valued at replacement cost in the amount of $353,029. The stockholder was credited with additional paid-in capital in the amount of $353,029.

Telesis Technology Corporation

Notes to Financial Statements

Note A - Company overview and summary of significant accounting policies

Company overview

Telesis Technology Corporation is a publicly traded multi-faceted high technology company that designs, develops, tests, manufacturers and markets a diverse range of aerospace and defense products.  The Company is focused on providing product, system and service solutions for commercial and governmental customers.  The Company has five operating divisions - Government Products division (GPD); Commercial Products Division (CPD); Telesis Aerospace; Telesis Test Labs and Telesis RF.

Basis of preparation of financial statements

The accompanying financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the audit period.  An example of an estimate is the useful lives of property, plant and equipment.  Actual results could differ from those estimates.

Revenue recognition

The Company derives its revenues primarily from product sales, testing services and from packaging and preservation services.  Revenues are recognized as the services are performed.  The Company has no long-term sales contracts.

Cash and cash equivalents

The Company considers all highly liquid investments with a remaining maturity at the date of purchase / investment of three months or less to be cash equivalents.  Cash and cash equivalents comprise cash, and cash on deposits with banks.

Credit risk

The Company's major customer is the Defense Department of the United States government.  Sales to the United States government represent approximately65% of Company sales for the nine months ended September 30, 2004.  Noprovision for uncollectible accounts has been established at September 30, 2004.

Telesis Technology Corporation

Notes to Financial Statements

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation.  The Company depreciates property and equipment over their estimated useful lives using the straight-line method.  The estimated useful lives of assets are as follows:

Buildings

40 years

Furniture and fixtures

          10 years

Computer and telecommunications equipment

          5-7 years

Foreign currency translation

The Company prepares financial statements using the United States dollar as the functional currency.  The financial statements required no translation of foreign currencies, since none of the foreign operations had transactions during the financial statement periods.

Income taxes

Upon incorporation in June, 2002, the Company elected to be taxed as an "S"

Corporation in which all items of income and expense and other tax attributes

"pass-through" to the shareholders' individual income tax returns.

Effective January 1, 2004, the Company elected out of the "S" Corporation income tax status, and elected to be taxed as a regular corporation.  Financial statements for periods subsequent to December 31, 2003 include a provision for income taxes due by the Company.

Note B – Inventories

Inventories consist of the cost of parts, components, material, labor and manufacturing overhead used in the performance of services for customers, and are stated at the lower of cost or market on an FIFO (first-in, first-out) basis.  Inventory transferred to the Company by its major stockholder was valued at replacement cost since historical cost was not available.

Note C - Property and equipment

Property and equipment consist of the following at September 30, 2004:

Building	$ 351,501
Furniture and fixtures	4,700
Computer and telecommunications equipment	51,068
407,269
Less - Accumulated depreciation	(11,798)
$ 395,471

Telesis Technology Corporation

Notes to Financial Statements

Depreciation expense totaled $7,700 for the nine months ended September 30, 2004.

Note D - Related party transactions

The Company's major stockholder transferred inventory items to the Company during the period.  The inventory was valued at replacement cost (since historical cost was unavailable) in the amount of $353,029.  The stockholder was credited with additional paid-in capital in the amount of $353,029 in exchange for the inventory.

The Company's major stockholder is the recipient of a non-interest bearing loan in the amount of $5,247.  The loan receivable is included in the other assets section of the balance sheet.

The Company's major stockholder has signed a personal guarantee for the mortgage debt and line of credit of the Company as described in Notes E and F.

Note E - Long-Term Debt

Long-term debt consists of the following at September 30, 2004:

Real estate mortgage note issued in the original amount of $72,000 payable at 6.50% interest.  The note is amortized over thirty years with monthly payments in the amount of $631.  The note is subject to an interest rate change based on 3% over the one year U.S. Treasury rate effective November 15, 2005.  The balance of the note is due on November 15, 2007.  The note is secured by real estate.

$ 65,912
Real estate mortgage note issued in the original amount of $182,782 payable at 6.25% interest. The note is amortized over thirty yearswith monthly payments in the amount of $685. The note is subject to an interest rate change based on 3.00% over the three year U.S. Treasury rate every thirty-six months effective September 1, 2007. The balance of the note is due on September 1, 2014. The note is secured by real estate.	182,782
Total long-term debt	248,694
Less-Current maturities	(7,200)
Long-term debt, net of current maturities	$241,494

Telesis Technology Corporation

Notes to Financial Statements

The maturities of long-term debt are as follows:

2004	$ 7,200
2005	9,120
2006	10,032
2007	69,116
2008	11,600
Later Years	141,626
248,694

Note F - Line of Credit

The Company has available a line of credit in the amount of $50,000.  There have been advances totaling $32,029 against the line of credit at September 30, 2004.

Note G - Public Stock Offering

On December 24, 2003, the Company entered into a public stock offering.  The Company offered to sell a minimum of 350,000 shares with a maximum of 1,500,000 shares of its common stock at a price of $.08 per share.  As of April 16, 2004, the Company closed out the offering in accordance with Regulation D, Rule 504 of the Securities Act.

Note H - Preferred and Common stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.001 par value and 100,000,000 shares of common stock at $.001 par value.  As of September 30, 2004 the Company had issued 12,225,000 shares of common stock to the initial shareholders. The initial shareholders have entered into an agreement with the Company that the 12,225,000 shares will not be sold for two years from the issuance date.

Note I – Sales

Sales consists of the following for the nine months ended September 30, 2004

Product sales to the Unites States government	$ 607,125
Product sales to commercial entities	322,204
Testing service	8,998
$ 938,327

Telesis Technology Corporation

Notes to Financial Statements

Note J - Income Tax Expense

Income tax expense consists of the following for the nine months ended September 30, 2004:

Federal income tax:

Current	$10,600
Deferred	13,800
$24,400

Current income taxes are based on the annualized taxable income for the year.

Deferred income taxes, resulting from timing differences in the recognition of expenses for tax and financial reporting purposes are as follows:

Depreciation	$ 40,153

Note K - Employee Retirement Plan

The Company has adopted an employee retirement plan under which employees may defer a portion of their annual compensation pursuant to provisions of the Internal Revenue Code.  The Company can elect to contribute to the plan.  Substantially all employees who have completed at least one year of service are eligible to participate in the plan.  The Company has not elected to make a contribution to the plan for the nine months ended September 30, 2004.

Note L - Pro forma information

Effective January 1, 2004, the Company changed its tax status from an S Corporation to a C Corporation.  The Company has reflected a pro forma basis the reporting of the Company's income tax for the nine months period ended September 30, 1993 as though it were a C Corporation.  The net earnings per share have also been reflected on a pro-forma basis reflecting the effect of the income taxes.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This filing contains forward-looking statements, which involve risks and uncertainties.  Our actual future results may differ materially from the results discussed in the forward-looking statements.  When used in this report, the words “expects” “anticipates” and “estimates” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us include, but are not limited to:

        our ability to finance our activities and maintain our financial liquidity;

        our ability to attract and retain qualified, knowledgeable employees;

        the impact of general economic conditions on our business;

        postponements, reductions, or cancellations in orders from customers;

        the limited number of potential customers for our products;

        the variability in gross margins on our products;

        our ability to design  and market new products successfully;

        our failure to acquire new customers in the future;

        deterioration of business and economic conditions in our markets;

        intensely competitive industry conditions with increasing price competition;

        the rate of growth in the aerospace and defense markets.

Overview

Telesis Technology Corporation designs, manufactures and markets semiconductor, electronic components and machined components and sub assemblies serving the aerospace and defense markets. Our defense industry products, which represent approximately 65% of our sales, are used in specifically for the repair and maintenance of weapons systems, ground support, and equipment spares programs radar and electronic warfare equipment integrated into electronic systems for tactical aircraft, ships, ground systems, and missile systems.  The demand for products manufactured by us and used in the aerospace and defense industry has been growing at a fast pace during the last 2 years and is expected to continue to grow. This growth is attributable to an increase in demand for our products by the government and all prime contractors dealing with the government, as well as to our strategy to acquire market share by offering leading edge products.

Results of Operations

Telesis Technology Corporation results for the third quarter and nine months ended September 30, 2004.

Sales revenue for the nine months ended on September 30, 2004 was $ 938,327 compared with $ 420,010 for the same period ended a year earlier in 2003. This was an increase of 123%. Gross Profit for the nine months ended on September 30, 2004 was $ 351,356 compared with $ 106,528 for the same period in 2003. This was an increase of 230%. Telesis Technology Corporation reported a net income for the nine months ended September 30, 2004 of $ 105,966 or $ 0.01 basic earnings per share (EPS).

Total Assets for the nine months ended on September 30, 2004 were reported at $ 1,212,191 compared to $ 238,325 for the same period in 2003. This was an increase of 409%. Total Liabilities for the nine months ended September 30, 2004 were $ 370,578 compared to $ 109,006, which is an increase of 240%.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily from the founder and his initial investments in the company and internally generated funds.  For the nine months ended September 30, 2004 shareholders equity was reported at

$ 841,613.00.

The company has been able to pay its expenses and costs through profitable operations.  As of September 30, 2004 we had working capital of $ 841,613.00.  The company needs to raise additional funds through the sale of its common stock or borrowing in order to accelerate growth and maintain a competitive edge against our competitors by increasing R&D, Sales and New product introductions.  Our future liquidity will depend on numerous factors, including the extent to which our present and future products gain market acceptance, the costs of sales, marketing and manufacturing activities, the cost, timing and business management of current and potential acquisitions and contingent liabilities associated with such acquisitions, and the extent to which products under development are successfully developed.  If necessary, we may be required to raise additional capital in the future through one or more of the following: (1) sale of equity or debt securities; (2) obtaining new loans; or (3) sale of assets, products or marketing rights. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders.

Critical Accounting Policies

Our discussion and analysis of our financial conditions and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires managers to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our financial statements.

Revenue recognition.  We generate our revenue through the sale of products.  Our policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

  Persuasive evidence of an arrangement exists;

  Delivery has occurred or services have been rendered;

  Price is fixed or determinable; and

  Collectibility and Fund Collections is reasonably assured

Revenue from the sale of products is generally recognized after both the goods are shipped to the customer and acceptance has been received, if required. Our products are specialized and made to order for our customers, who primarily consist of original equipment manufacturers (OEMs). Our products are shipped complete and ready to be incorporated into higher level assemblies by our customers. The terms of the customer arrangements generally pass title and risk of ownership to the customer at the time of shipment.

Recording revenue from the sale of products involves the use of estimates and management judgment. We must make a determination at the time of sale whether the customer has the ability to make payments in accordance with arrangements. While we do utilize past payment history, and, to the extent available for new customers, public credit information in making our assessment, the determination of whether collections is reasonably assured is ultimately a judgment decision that must be made by management.

Allowance for Doubtful Accounts.  We maintain specific allowance for doubtful accounts receivable based on customer-specific allowances. Specific allowances are maintained for customers which are determined to have a high degree of collection risk based on such factors, among others, as: (i) the aging of the accounts receivable balance; (ii) the customer’s past payment experience; or (iii) a deterioration in the customer’s financial condition, evidenced by weak financial condition and/or continued poor operating results, reduced credit ratings, and/or a bankruptcy filing.  A considerable amount of judgment is required in assessing the collection of accounts receivables. Should any of the factors considered in determining the adequacy of the overall specific allowance change, an adjustment to the provision for doubtful accounts receivable may be necessary.

Inventory.  Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. We review the carrying cost of our inventories by product each quarter to determine the adequacy of our reserves for obsolescence. In accounting for inventories we must make estimates regarding the estimated net realizable value of our inventory. This estimate is based, in part, on our forecasts of future sales and age of the inventory.

Additional Factors That May Affect Future Results

Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management’s current expectations. These factors include:

  industry-specific factors (including the reliance upon growth of the aerospace and defense market sectors, significant competition characterized by rapid technological change, new product development, product obsolescence, and significant price erosion over the life of a product);

  our ability to timely develop and produce commercially viable products at competitive prices;

  our ability to produce products which meet the quality standards of both existing and potential new customers;

  our ability to accurately anticipate customer demand;

  the availability and cost of components and raw materials;

  the impact of worldwide economic and political conditions on our business; and

  the ability to integrate current and potential future acquisitions into our existing operations.

We believe that, to the extent that foreign sales are recognized, we may face increased risk associated with political and economic instability, compliance with foreign regulatory rules governing export requirements, tariffs and other trade barriers, differences in intellectual property protections, longer accounts receivable cycles, currency fluctuations and general trade restrictions. If any of these risks materialize, they could have a material adverse effect on our business, results of operations, and financial condition.

We have evaluated the credit exposure associated with conducting business with foreign customers and have concluded that such risk is acceptable with great due diligence. Nevertheless, any significant change in the economy or a deterioration in United States trade relations or the economic or political stability of foreign markets could have a material adverse effect on our business, results of operations, and financial condition.

Sales to foreign customers are invoiced in U.S. dollars. Accordingly, we currently do not engage in foreign currency hedging transactions.  In addition, should the relative value of the U.S. dollar increase in comparison to foreign currencies, the resulting increase in the price of our products to foreign customers could result in decreased sales which could have a material adverse impact on our business, results of operations, and financial condition.

We experience significant price competition and expect price competition in the sale of our products to remain intense. We cannot assure you that our competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. We expect our competitors to offer new and existing products at prices necessary to gain or retain market share. Several of our competitors have substantial financial resources, which may enable them to withstand sustained price competition or a downturn in the pricing of their products in the future. Substantially all of our competitors have, and potential future competitors could have, substantially greater technical, marketing, distribution and other resources than we do and have, or could have, greater name recognition and market acceptance of their products and technologies.

The markets in which we compete are characterized by rapidly changing technology and continuous improvements in products and services.  Our future success depends on our ability to enhance our current products and to develop and introduce, in a timely manner, new products that keep pace with technological developments, that meet or exceed industry standards, that compete effectively on the basis of price, performance and quality, that adequately address OEM customer, distributor customer and end-user customer requirements, and that achieve market acceptance.  We believe that to remain competitive in the future we will need to continue to develop new technologies, plant, facilities and products, which will require the investment of significant financial resources.  In the event our newly developed products are not timely developed or do not gain market acceptance, our business, results of operations and financial condition could be materially adversely affected.

Item 3.

             Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.  Based on the evaluation of the company’s disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-qsb, our (CEO) Chief Executive Officer and (CFO) Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b)

Changes in internal controls.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II OTHER INFORMATION

Item 1.

Legal Proceedings

To the knowledge of Telesis Technology Corporation’s executive management and directors, the company is not party to any legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and the executive officers and directors know of no other threatened or contemplated legal proceedings or litigation.  To the company’s knowledge, there are no lawsuits nor were any lawsuits commenced against the company during the quarter ended September 30, 2004, nor did the company commence any lawsuits during the same period.

Item 2.

Changes in Securities and Use of Proceeds

There were no changes in securities during the quarter ended September 30, 2004.

Item 3.

Defaults upon Senior Securities

Not Applicable.

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were put forward to a vote of the security holders of the Company this quarter.

Item 5.

Other Information

Not Applicable.

Item 6.

Exhibits and Reports on Form 8K

No Exhibits or Form 8-K filed in the third quarter ended September 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telesis Technology Corporation

Date:	February 10th, 2005	/s/ Hasit Vibhakar
Hasit Vibhakar
Chairman of the Board, President and Chief Executive Officer

Exhibit 31.1

                                  CERTIFICATION

I, Hasit Vibhakar, Chief Executive Officer, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Telesis Technology

Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a

- 15(f) and 15d - 15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our

supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                       /s/ Hasit Vibhakar

                                       Name:  Hasit Vibhakar

                                       Title:    Chairman, CEO & President

                                       Date:   February 10th, 2004

Exhibit 31.2

                                  CERTIFICATION

I, Erwin Goodwin, Chief Financial Officer, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Telesis Technology

Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a

- 15(f) and 15d - 15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our

supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                       /s/ Erwin Goodwin

                                       Name: Erwin Goodwin

                                       Title:  Chief Financial Officer

                                       Date:  February 10th, 2004

Exhibit 32.1

                            CERTIFICATION PURSUANT TO

                       18 U.S.C. SECTION 1350, AS ADOPTED

                         PURSUANT TO SECTION 906 OF THE

                           SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Telesis Technology Corporation (the

"Company") on Form 10-QSB for the nine month period ended September

30, 2004 as filed with the Securities and Exchange Commission on the date hereof

(the "Report"), I, Hasit Vibhakar, Chief Executive Officer of the Company,

certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1. the Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Hasit Vibhakar

Hasit Vibhakar

Chief Executive Officer

February 10th, 2005.

Exhibit 32.2

                            CERTIFICATION PURSUANT TO

                       18 U.S.C. SECTION 1350, AS ADOPTED

                         PURSUANT TO SECTION 906 OF THE

                           SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Telesis Technology Corporation (the

"Company") on Form 10-QSB for the nine month period ended September

30, 2004 as filed with the Securities and Exchange Commission on the date hereof

(the "Report"), I, Erwin Goodwin, Chief Financial Officer of the Company,

certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1. the Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Erwin Goodwin

Erwin Goodwin

Chief Financial Officer

February 10th, 2005.