Form 10QSB/A
period 2004-09-30
Telesis Technology Corp
filed 2005-03-18
CIK 1290416

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment #1

FORM 10-QSB/A

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

--------------------------------------

February 2, 2005

Member:  American Institute of Certified Public Accountants

Registered:  Public Company Accounting Oversight Board (PCAOB)

Telesis Technology Corporation
Balance Sheets
(Unaudited)

ASSETS	September 30,
	2004	2003
Current assets

Cash and cash equivalents	$165,278	$46,808
Accounts receivable	56,150	78,985
Inventories	584,003	1,287

Total current assets	805,431	127,080
Property and equipment (at cost), net of
accumulated depreciation of $11.798 and
$2,974 respectively
	395,471	110,985

Other assets
Loan to shareholder	5,247	--
Software, net of accumulated amortization
of $450	3,632	--
Deposits	2,410	260

Total other assets	11,289	260

Total assets	1,212,191	238,325

LIABILITIES AND STOCKHOLDERS'
EQUITY

Current liabilities
Notes payable	32,029	1,570
Accounts payable	65,455	37,960
Accrued income taxes	10,600	--
Current maturities of long-term debt	7,200	1,700

Total current liabilities	115,284	41,230

Long-term debt
Mortgages payable, net of current
maturities	241,494	67,776

Deferred income taxes	13,800	--

Total liabilities	370,578	109,006

Stockholders' equity

Preferred stock, $0.001 par value;
20,000,000 shares authorized; no shares
issued and outstanding	-------------	-----------

Common stock, $0.001 par value;
100,000,000 shares authorized (2004) and
$1.00 par value; 7,500 shares authorized
(2003) and 13,367.500 (2004)
and 100 (2003) issued and outstanding	13,368	100
Additional paid-in capital	758,049	113,416
Retained earnings (accumulated deficit)	70,196	15,803

Total stockholders' equity	841,613	129,319

Total liabilities and stockholders' equity	1,212,191	$238,325

Telesis Technology Corporation
Statements of Operations
(Unaudited)

	For the
	Nine months ended
	September30
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

Telesis Technology Corporation
Statements of Cash Flows
(Unaudited)
	For the
	Nine months ended
	September 30,
	2004	2003
Operating activities

Net income (loss)	$70,196	$16,110
Adjustments to reconcile net income
to net cash provided by operating
activities
Depreciation and amortization	8,150	400
Deferred income taxes	13,800	--
Changes in assets and liabilities
Accounts receivable	105,159	(75,051)
Prepaid expenses	5,000	--
Inventories	(92,715)	(958)
Notes payable	32,029
Current maturities of long-term debt	5,000
Accounts payable	(24,720)	37,696
Accrued income taxes	10,600	--

Net cash provided by operating
activities	132,499	(21,803)

Investing activities
Expenditures for property & Equipment	(272,093)	(5,928)
Expenditures for software	(4,082)	--
Loans to shareholder	(3,477)	--
Additional security deposits	(2,150)	--
Proceeds from issue of long-term debt		1,629
Principal payments on long-term debt		(1,952)

Net cash used in investing activities	(281,802)	(6,251)

Financing activities
Proceeds from issue of long-term debt	183,500
Principal payments on long-term debt	(8,602)
Additional investment by shareholders	72,176	4,908

Net cash provided by financing
activities	247,074	4,908

Net decrease in cash and cash	97,771	(23,146)

equivalents

Cash and cash equivalents, beginning	67,507	69,954

Cash and cash equivalents, end	$165,278	$46,808
Supplemental disclosures:

Interest paid	$11,670	$--

Non-cash investing and financing transactions - During the nine months ended September 30, 2004, the Company's major shareholder transferred inventory items to the Company. The inventory was valued at replacement cost in the amount of $353,029. The stockholder was credited with additional paid-in capital in the amo unt of $353,029.

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

Credit risk

The Company's major customer is the Defense Department of the United States government.  Sales to the United States government represent approximately65%

of Company sales for the nine months ended September 30, 2004.  No provision for uncollectible accounts has been established at September 30, 2004.

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

$ 248,694

Note F - Line of Credit

The Company has available a line of credit in the amount of $50,000.  There have been advances totaling $32,029 against the line of credit at September 30, 2004.

Note G – Regulation D, Rule 504 Private Placement

On December 29, 2003, the Company conducted a private placement of common stock pursuant to Regulation D, Rule 504 of the Securities Act, as amended (the “Securities Act”). This offering was registered in the State of Nevada pursuant to N.R.S. 90.480 – Registration by Qualification on December 29, 2003. Pursuant to this offering, the Company offered to sell a minimum of 350,000 shares with a maximum of 1,500,000 shares of its common stock at a price of $.08 per share.  On April 16, 2994, the Company completed this private offering of shares of common stock of the Company in accordance with Regulation D, Rule 504 of the Securities Act and the Registration by Qualification in the State of Nevada, whereby it sold 1,042,500 shares of common stock for an aggregate total of $83,400.00 USD.

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

Federal income tax:

Current

          $

     10,600

Deferred

     13,800

$   24,400

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

NOTE M – Subsequent Events

On January 4, 2005, the Company issued 6,000,000 shares of its common stock to Hasit Vibhakar, an officer of the Company, in exchange for a transfer of inventory valued at $463,561.44 USD. This issuance of common stock was issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933, as amended (the “Act”), as provided under Section 4(2) of the Act and the Common Stock shall be restricted securities that cannot be resold by the Purchaser without subsequent registration under the Act or the applicability of a secondary transactional exemption from the registration requirements of the Act (e.g. subject to the safe harbor guidelines and resale limitations as provided under Rule 144 of the Act).

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

Sales to foreign customers are invoiced in U.S. dollars. Accordingly, we currently do not engage in foreign currency hedging transactions.  In addition, should the relative value of the U.S. dollar in comparison to foreign currencies increase, the resulting increase in the price of our products to foreign customers could result in decreased sales which could have a material adverse impact on our business, results of operations, and financial condition.

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