Form 10KSB
period 2004-12-31
Telesis Technology Corp
filed 2005-03-30
CIK 1290416

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

Common Stock .001 Par Value
(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

 Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☒

Issuer’s revenue for its most recent fiscal year: $ 1,545,180

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on December 22, 2004 was $ 341,875.00.  The per share stock price for computational purposes was $ 0.25, based on the closing sale price per share for the Registrant’s Common stock on the Pinksheets OTC on December 22, 2004.  This value is not intended to be a representation as to the value or worth of the Registrant’s Common Stock.

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common Stock Outstanding as of December 31, 2004:  13,367,500 shares.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

Telesis Technology Corporation

Index to Form 10KSB

PART I
Item 1.	Description of Business	4
Item 2.	Description of Property	18
Item 3.	Legal Proceedings	18
Item 4.	Submission of Matter to a Vote of Security Holders	18
PART II
Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters	19
Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7.	Financial Statements	29
Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	44
Item 8A.	Disclosure Controls and Procedures	44
PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons/Compliance with 16(a) of the Securities Exchange Act	45
Item 10.	Executive Compensation	47
Item 11.	Security Ownership of Certain Beneficial Owners and Management	47
Item 12.	Certain Relationships and Related Transactions	46
Item 13.	Exhibits and Reports on Form 8-K	48
Item 14.	Principal Accountant Fees and Services	49
SIGNATURES		50

Introductory Notes—Forward Looking Statements and Certain Terminology

Some of the statements made by us in this Annual Report on Form 10-KSB are forward-looking in nature, including but not limited to, statements relating to our future revenue, product development, demand, acceptance and market share, gross margins, levels of research and development, our management's plans and objectives for our current and future operations, and other statements that are not historical facts. Forward-looking statements include, but are not limited to, statements that are not historical facts, and statements including forms of the words "intend", "believe", "will", "may", "could", "expect", "anticipate", "plan", "possible", and similar terms. Actual results could differ materially from the results implied by the forward looking statements due to a variety of factors, many of which are discussed throughout this Annual Report and particularly in the sections titled "Additional Factors That May Affect Future Results" and "Factors Affecting Business, Operating Results and Financial Condition", both of which are included in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

In this document, the words "we," "our," "ours," and "us" refer to Telesis Technology Corporation.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Introduction

Telesis Technology Corporation, a Florida corporation is a very young company with approximately 3 years of operational history.  We started as a general Aerospace & Defense Contractor, performing in a niche area of electronic component assembly and performing on government contracts in electronic component technology.  We changed our strategy and focus by diversifying our target markets and to serve them better into product and service specific business divisions that all reported to the corporation.  We currently operate the following Divisions:  Telesis Aerospace, Commercial Products Division, Telesis Test Labs and Telesis RF.  The company manages a wide variety of products and services.  We design, manufacture and markets semiconductor, electronic components and machined components and sub assemblies serving the aerospace, defense, industrial, medical, telecom, consumer & automotive market segments. Our defense industry products, which represent the bulk of our sales, are used in specifically for the repair and maintenance of weapons systems, ground support, and equipment spares programs radar and electronic warfare equipment integrated into electronic systems for tactical aircraft, ships, ground systems, and missile systems.  The demand for products manufactured by us and used in the aerospace and defense industry has been growing at a fast pace during the last 2 years and is expected to continue to grow. This growth is attributable to an increase in demand for our products by the government and all prime contractors dealing with the government, as well as to our strategy to acquire market share by offering leading edge products.

Telesis Aerospace

Since our inception in 2002, Telesis Aerospace has been our flagship business division.  Telesis Aerospace is a pure Aerospace & Government Contractor, specializing in managing and performing on government contracts in our specialty product segments.  Our focus has been electronic components and sub-system assemblies.  We have also made great strides in developing first generation products in the fluid control device segment for the Aerospace Industry, Component and Subsystem level devices and specifically in the manufacture of directional regulators, pressure regulators, fluid flow regulators, check and relief valves, and modules.  Our contract performance and support has been well diversified and we have accumulated experience in the following military avionics applications for: AH-64D, C-5, C-130, C-141, B-1B, B-52, RAH-66, V-22, C-17, CH46/47, F22, F-18, F-16, F-14, F-15, F-111, F-104, E-2C, F-35, and the Blackhawk.  Our product applications are in engine and aircraft fuel systems, hydraulic systems, brake and landing systems, lubrication and filtration, utility actuation, flight controls and thrust reverser actuation.

Commercial Products Division (CPD)

Telesis CPD was formed to target the commercial and industrial market segment in the use of our products for telecom, computer, medical, automotive, agriculture and commercial aviation.  Our market focus is to concentrate on selling to the OEM (original equipment manufacturer) customer base.  We have 37 OEM customers with acceptance of our product and have our components embedded in their end products.

Telesis Test Labs

Telesis Test Labs provides qualification, testing and validation services to end users of electronic components, distributors and suppliers of electronics, contract manufacturers and system integrators. Telesis Test Labs specializes in the pre-production and post-production testing and validation of board level components and provides "one-stop" service that allows its customers to improve their time to market, reduce costs and control quality parameters. Using a controlled, repeatable process, Telesis Test Labs delivers confidence that the tested devices conform to prescribed design specs and are suitable for their intended operational use.

Telesis Test Labs specifically provides electronic testing services for Military, Defense, Aerospace, Commercial, Medical and Industrial applications including certain MIL SPEC TESTING on semiconductors and most electronic devices. We offer analysis of components, including: Destructive Physical Analysis (DPA), Failure Analysis (FA), Electrical Performance Analysis and Complete Component Analysis. We mainly specialize in Semiconductor Testing, Screening, Up-screening, Recertification, Qualification, Burn in and Reliability Electrical Testing at our facilities. Our electronic component testing services are located in Singapore and Palmetto, Florida, USA.

Telesis RF

Telesis RF is a market leader in the discrete segment of semiconductor industry. With contract manufacturing and distribution facilities in Singapore and Palmetto, Florida, we provide customers with a broad range of Aerospace & Automotive Rectifiers, Schottky Rectifiers, Power Rectifiers, Bridge Rectifiers, Transient Voltage Suppressors (TVSs), and Diodes. Our customers include leading manufacturers of Aerospace and Defense products, consumer and commercial electronics, lighting, telecommunications equipment, computers, automotive and automotive aftermarket products.  Our products have the following applications:

Automotive Rectifiers
Automotive Rectifiers are intended for use in automobile and high current applications. Telesis RF manufactures a full range of performance characteristics Press Fit Diodes, Button Diodes and Rectifier Cells which are available to remanufacture alternators to exactly meet expected demand. Solve alternator problems, whether spiking failure, constant heavy leading, and power surging.

Bridge Rectifiers
Constructed in either glass passivated chips or open junction chips, Telesis RF manufactures a complete line of Bridge Rectifiers which can meet the power and case style requirements of almost all electronics equipment. They are low cost and essential for any electronics equipment which requires full wave rectification of an AC power source.

Fast Recovery Rectifiers
As a family member of the recovery rectifiers, Telesis RF Fast Recovery Rectifiers are having maximum switching times of 150nS and low cost characteristics. They are ideal to use in switching mode power supplies and high frequency circuits in general, where low conduction losses, switching losses and cost are critical.

High Efficiency Rectifiers
Telesis RF High Efficiency Rectifiers characterize reverse recovery times as low as 50nS and voltage levels as high as 1000 volts and still maintain the efficiencies of a lower forward voltage loss. They are ideal to use in SMPS, inverters and free wheeling applications.

Schottky Rectifiers
Telesis RF Schottky Rectifiers are the ideal product for high speed and low power loss applications. Constructed in Schottky Barrier chip with Guard Ring for transient protection, we offer our customers a wide variety of barrier heights to best suit their end applications. They are ideally suited for low voltage, high frequency rectification, or as free wheeling and polarity protection diodes.

Small Signal Schottky Diodes
Small Signal Schottky Diodes are the extension of our Schottky Rectifiers with forward current less than 0.5 Amp. They are available in popular SOT-23, SOT-323 single and dual, SOD-123, and SOD-323 packages. Low forward voltage drop and fast switching makes these diodes ideal for laptops, cell phones, PDA's and any of the new battery powered portable devices.

Small Signal Switching Diodes
Small Signal Switching Diodes are intended for using in telecommunications equipment, PC motherboards, automotive systems, power supplies and consumer. They are utilized for signal blocking, routing, switching, and handling a myriad of function at lower currents.

Standard Recovery Rectifiers
Telesis RF Standard Recovery Rectifiers characterize low forward voltage drop and high current capability. They are low cost and ideally suited for general purpose applications as consumer electronics, lightings, computers, telecommunications equipment and accessories.

Super Fast Recovery Rectifiers
Encapsulated in axial leads, surface mount, TO-220, TO-220A or TO-3P packages, Telesis RF Super Fast Recovery Rectifiers are having reverse recovery time as low as 35nS to complement the Schottky devices for higher voltage requirements in high frequency applications. They are intended to use in switching mode power supplies and frequency circuits.

Transient Voltage Suppressors (TVS)
Transient Voltage Suppressors are manufactured with large area junctions to provide a high surge current handling capability and low dynamic impedance in avalanche mode. Their design enables these avalanche diodes to absorb large amounts of energy for short time durations without sustaining damage. Telesis RF offers a broad range of glass passivated avalanche TVS diodes ranging from 400 to 5000 watts designed to provide a high level of reliable protection against destructive surges.

Zener Diodes
Zener Diodes are used as voltage regulators, voltage references, voltage suppressors against ESD threats and assorted clipping and clamping circuits. Telesis RF provides a wide variety of package options including axial leads and surface mount SOD-123, SOD-323, SOT-23 and SOT-323 single and dual.

We believe our future success depends upon our ability to broaden our product offerings, continue to increase our Government and Commercial customer base, and capture volume product delivery opportunities with increased gross margins. While we continually attempt to expand our customer base, we cannot give any assurance that a major customer will not reduce, delay, or eliminate its purchases from us. Such a reduction would have a material adverse effect on our business, results of operations, and financial condition.

We have experienced, and expect to continue to experience, declining average sales prices for our products. Consequently, we believe that in order to maintain or improve our existing gross margins in the near term, we must achieve manufacturing cost reductions, and in the long term develop new products that incorporate advanced features that generate higher gross margins. There is no assurance that the Company will be able to develop products that will generate higher gross margins, or that we will be able to reduce manufacturing costs.

Business Strategy

Our primary focus has been in the Aerospace and Defense sector, we have moved rapidly to utilize our knowledge base in Defense Sub System and Assembly related design and manufacturing to offer new products, as well as variations of existing products. The results of this strategy have been an increase in revenues for our Telesis Aerospace related products and a revenue growth of over 100% year after year.  This has been our fastest and only triple digit growth business division.

We will continue to expand and capitalize on this growth while also diversifying our company into a non cyclical business.  Utilizing our extensive knowledge in Machined Parts design capabilities and manufacturing, we have expanded the products we offer as part of our full line catalog.  Such products are designed for and marketed to the Aerospace and Defense market sectors.  We also intend to utilize the contract design capabilities toward higher value added products such as subsystems and discrete semiconductor manufacturing.

Due to our limited financial resources, as well as the adverse effects of the global downturn in the telecom, commercial, industrial infrastructure spending, we will limit the level of new product introductions to this market to those which will provide adequate margins or those in which potential or existing customers will share the costs of the new product development. Therefore, we do not intend to introduce new products for certain market segments such as Telecom.

Markets

We sell our products into various market segments via our product specific business divisions.  In fiscal 2004, we derived approximately 73.2% of our revenues from Telesis Aerospace, 25.3% from Commercial Products Division (CPD), and 1.5% from Telesis Test Labs.  In comparison, in fiscal 2003 we derived 66% from Telesis Aerospace, 34% from Commercial Products Division (CPD), and 0.00% from Telesis Test Labs.

Telesis Aerospace

Telesis Aerospace is an Aerospace & Defense Contractor selling product and service to the US Government and all its agencies and defense prime contractors.  Telesis Aerospace focuses on military, governmental agencies and prime defense contractors.  Telesis Aerospace maintains, manages and performs on prime government contracts for supplies, services and product repair.  Telesis Aerospace specializes in the manufacture of directional regulators, pressure regulators, fluid flow regulators, check and relief valves, and modules.  We are considered a specialized manufacturer serving principally aerospace and defense markets in four areas of concentration:  Avionics, Systems, Sensors, and Motion.  Our product applications are in engine and aircraft fuel systems, hydraulic systems, brake and landing systems, lubrication and filtration, utility actuation, flight controls and thrust reverser actuation.

Commercial Products Division (CPD)

Telesis CPD has made significant in roads in the commercial, industrial, computer, medical and commercial aviation market segments.  We perform on fixed price commercial contracts to supply and service (OEM) commercial end product within the above mentioned sectors.  We only enter into binding contracts that are beneficial, fixed and have higher margins for our products for supply.

Telesis Test Labs

Telesis Test Labs is a new business division that complements our Commercial Products Division in that we share the same customers but offer services only.  Our services entail specific reliability testing on electronic components for verification and validation by third party distributors and suppliers of such product.  We maintain a testing facility and state of the art equipment with in house engineers to conduct all testing processes.  We sell our services to commercial OEM and distributors of board level components.

Telesis RF

Telesis RF is a contract manufacturer of discrete semiconductors to a diverse range of customers.  Our end markets and applications are vast in nature.  We are in the design and development of our first generation of products and we anticipate the first manufacturing and lot run sometime in the first quarter 2005.  We serve the following end markets:

Consumer Electronics	Set-top Boxes (cable/DSS), Game Consoles, Smart Appliances, Digital Audio Players, MP3, Digital Cameras, Mobile handset and smart phones, Caller ID Boxes, Answering Machines, Personal Medical Devices
Computing and Peripherals	Notebooks, LCD/TFT Displays, Motherboards, PDAs/Pocket PCs, Scanners, Servers, NICs, Hard Drives
Industrial	Ballast Lighting, Power Supplies, DC-DC Conversion, Security/Access Systems, Motor Controls, HVAC
Communications	Gateways, Routers, Switches, Hubs, Fiber Optics, Wireless, Ethernet, Power/Phone Line Networks
Automotive	Comfort Controls, Audio/Video Players, GPS Navigation, Safety, Security, Satellite Radios, Engine Control

Historically, discrete semiconductors have been characterized by a slower rate of innovation and lower value-added than integrated circuits (“ICs”). However, the Company believes that changes in the consumer electronics, communications and computing industries, in particular, have created a need for renewed innovation in discrete semiconductor technology. The proliferation of mobile, battery-powered devices has placed a premium on smaller size and lower energy consumption. The Company’s product development efforts are focused on devices that reduce size and power consumption, increase performance and simplify board design.

Products

Our products are custom contract manufactured upon a fixed price contract from the end customer.  Our product specific divisions handle all sales and product manufacturing on a job basis.

Telesis Aerospace

We performed on contracts that required a wide variety of products and services.  The bulk of our products were from our offering with a small portion being custom specific manufacturing.  On the aircraft engine application products we produced standard solenoid valves, check valves, modules, fuel valves, actuator relief valves.  We developed and offered new designs in main system machined valves, pressure valves, thermal relief valves.  We performed and supplied all products according to the fixed or indefinite purchase order terms and conditions in accordance with the issuing governmental agency or in accordance with the commercial customer drawings.

Commercial Products Division (CPD)

We offered all commercial level products offering via our line card and catalog.  We supported all product lines represented in our product line card and assisted in providing value added services upon the completion of the product shipments.

Telesis Test Labs

We supported our CPD customers with services for testing and validation of board level components.  This was in conjunction with our sales efforts through CPD.  We did not offer any product through this business division.  We strictly offered only a service offering to all commercial customers.

Telesis RF

Semiconductors, the building blocks of the electronics industry, provide support and make electrical connections to integrated circuits (“ICs”) and come in two basic configurations: discrete semiconductors and ICs. The Company is engaged in the design, contract manufacture, sale, and distribution of discrete semiconductors, which are fixed-function components.

In terms of function, ICs are far more complex than discrete semiconductors. They are multi-function devices of the sort found in computer memory boards and central processing units. ICs, characterized by rapid changes in both production and application, and the desire to put ever-more intelligence into ever-smaller packages, have required the development of manufacturing techniques that are highly sophisticated and expensive.

Discrete semiconductors, which effectively tie integrated circuits to their surrounding environments and enable them to work, vary according to voltage, current, power handling capability and switching speed. In a standard industry classification, those discrete semiconductors operating at less than one watt are referred to as low-power semiconductors, while those operating at greater than one watt are termed power semiconductors. Both types of semiconductors are found in a wide assortment of commercial instrumentation and communication equipment, in consumer products like televisions and telephones, and in automotive, computer and industrial electronic products.

Almost as important as the technology of the discrete component, is the component packaging. The industry trend is to fit discrete components into ever-smaller and more efficient surface-mount packages. Smaller packaging provides a reduction in board space, height, and weight and is well suited for battery-powered, hand-held and wireless applications such as cellular phones, notebook and palmtop computers and accessories where space is at a premium. The objective is to fit the same functionality and power handling features into smaller packages.

Customers

We are qualified and certified to sell to all Governmental Agencies, Prime Aerospace Defense Contractors, Commercial OEM manufacturers worldwide, including Pratt & Whitney, United Technologies, BAE Systems, Raytheon, Boeing, Lockheed Sanders, Rockwell, ITT, and L3-Communications.  We sell products to large OEM Commercial customers also.

For the fiscal year ended December 31, 2004, our largest customer was Department of Defense (DoD), which accounted for approximately 65% of net sales. Other Government Agencies were our second largest customer with approximately 10% of net sales.  For fiscal year ended December 31, 2003, Department of Defense (DoD) was our largest customer accounting for 50% of net sales, with Commercial OEM customers as our second largest customer with approximately 25% of net sales. The loss of either of these customers, or a significant loss, reduction or rescheduling of orders from any of our customers could have a material adverse effect on our business, results of operations and financial condition.

We rely heavily on acquiring new customers. The acquisition rate for new customers during fiscal 2004 was approximately 10 new customers per quarter compared to approximately 4 new customers per quarter for fiscal 2003.

Sales, Marketing and Distribution

We sell our products through a combination of a technically proficient direct sales force and a technically trained inside sales group.  We have not yet made an alliance to set up a network of independent sales representatives selected for their familiarity with our potential customers and their knowledge of our products for the diversified product sectors we support.  Currently the direct sales personnel of the company generate all product sales, provide product and customer service, and provide customer feedback for product development.  In addition, the sales personnel receive support from our inside sales group, marketing, product support and customer service staff.

Our marketing efforts are focused on establishing and developing long-term relationships with potential customers. Sales cycles for certain of our products are lengthy, typically ranging from six to twelve months. Our customers typically conduct significant technical evaluations of our products before making purchase commitments. In addition, as is customary in the industry, sales are made through standard purchase orders, which can be subject to cancellation, postponement, or other types of delays. While certain customers provide us with forecasted needs, they are not bound by such forecasts.

Warranty

Our warranty varies by product type and typically covers defects in material and workmanship for one year from the date of delivery.  We perform warranty obligations and other maintenance services at our facilities in Palmetto, Florida.

Competition

The Aerospace, Defense, Commercial, Industrial, Medical electronic component and sub system marketplace is highly competitive and intense.  Some of the larger competitor companies include Ester line, Micro Semi Corporation, International Rectifier Corporation, Micro Commercial Components and Vishay of which all have greater financial, marketing, distribution, brand name recognition and other resources than the Company.  Although most of the competitors have significantly higher resources than we have, we believe that our technical abilities in implementing our products do not differ to any great degree. We utilize our technological knowledge as well as price to compete effectively.

Accordingly, in response to market conditions, the Company from time to time may reposition product lines or decrease prices, which may affect the Company’s profit margins on such product lines. Competitiveness in sales of the Company's products is determined by the price and quality of the product, and the ability of the Company to provide delivery and customer service in keeping with the customers' needs. The Company believes that its flexibility and ability to quickly adapt to customer needs affords it some competitive advantages. Nevertheless, the Company expects that competition with larger and better-funded rivals will continue to be a challenge.

No assurance can be given that our competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. We expect our competitors to offer new and existing products at prices necessary to gain or retain market share. Some of our competitors have substantial financial resources, which may enable them to better withstand sustained price competition or a market downturn. There can be no assurance that we will be able to compete successfully in the pricing of our products, or otherwise.

Manufacturing and Suppliers

Our headquarters and our light assembly, testing facility is located in Palmetto, Florida.  Our contract manufacturing facility is located in Singapore.  Our manufacturing process involves the assembly of numerous individual components or sub assemblies and sub systems for precise fine-tuning by production technicians and assemblers.  The parts and materials we use can consist primarily of specialized printed circuit boards, specialized subassemblies, fabricated housings, and small electric circuit components, such as integrated circuits, semiconductors, resistors and capacitors.

We are ISO 9001 & AS9100 compliant, a uniform worldwide quality management system standard, on our headquarters and manufacturing facility located in Palmetto, Florida and Singapore.  Numerous customers and potential customers throughout the world, particularly in Europe, require their suppliers be ISO compliant or certified.  In addition, many customers require their suppliers to purchase components only from subcontractors that are ISO or AS9100 compliant or certified. We are currently in the process of evaluating AS9100/ISO certification programs company wide.

We currently procure, and expect to continue to procure, certain components from single source manufacturers due to unique component, sub system, part assembly designs as well as certain quality and performance requirements. In addition, in order to take advantage of volume pricing discounts, we purchase certain customized components from single sources.  Although we did not experience shortages during fiscal year 2004, we may in the future experience shortages of single-source components.  In such event, we may have to make adjustments to both product designs and production schedules, which could result in delays in production and delivery of products. Such delays could have an adverse effect on our operating results and financial condition.

Raw Materials

The Company uses a variety of raw materials in its manufacturing processes, including molding compounds, lead frames, gold wire, and various other metals, chemicals and gasses, as well as finished and raw silicon wafers. Although the raw materials are available from a number of sources, the Company’s results of operations may be materially and adversely affected if it has difficulty obtaining these raw materials, the quality of available raw materials deteriorates or there are significant price increases for these raw materials.

Backlog

The amount of backlog to be shipped during any period is dependent upon various factors, and all orders are subject to cancellation or modification, usually with minimal or no penalty to the customer. Orders are generally booked from one to twelve months in advance of delivery. The rate of booking new orders can vary significantly from month to month. The Company and the industry as a whole are experiencing a trend towards shorter lead-times (the amount of time between the date a customer places an order and the date the customer requires shipment). The amount of backlog at any date depends upon various factors, including the timing of the receipt of orders, fluctuations in orders of existing product lines, and the introduction of any new lines. Accordingly, the Company believes that the amount of backlog at any date is not a useful measure of future sales.

Product Resources

We sell products primarily pursuant to purchase orders for current delivery, rather than pursuant to long-term supply contracts. Many of these purchase orders may be revised or canceled without penalty. As a result, we must commit resources to the production of products without any advance purchase commitments from customers. Our inability to sell, or delays in selling, products after we devote significant resources to them could have a material adverse effect on our business, financial condition and results of operations.

Qualified Personnel

Our future success depends, in part, upon our ability to attract and retain highly qualified technical, sales, marketing and managerial personnel. Personnel with the necessary expertise are scarce and competition for personnel with these skills is intense. We may not be able to retain existing key technical, sales, marketing and managerial employees or be successful in attracting, assimilating or retaining other highly qualified technical, sales, marketing and managerial personnel in the future. If we are unable to retain existing key employees or are unsuccessful in attracting new highly qualified employees, our business, financial condition and results of operations could be materially and adversely affected.

Suppliers

Our manufacturing operations depend upon obtaining adequate supplies of materials, parts and equipment on a timely basis from third parties. Our results of operations could be adversely affected if we are unable to obtain adequate supplies of materials, parts and equipment in a timely manner or if the costs of materials, parts or equipment increase significantly. In addition, a significant portion of our total sales is from parts manufactured by outside vendors. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although we generally use products, materials, parts and equipment available from multiple suppliers, we have a limited number of suppliers for some products, materials, parts and equipment. While we believe that alternate suppliers for these products, materials, parts and equipment are available, any interruption could materially impair our operations.

Product Liability

One or more of our products may be found to be defective after we have already shipped such products in volume, requiring a product replacement or recall. We may also be subject to product returns, which could impose substantial costs and have a material and adverse effect on our business, financial condition and results of operations. Product liability claims may be asserted with respect to our technology or products. Although we currently have product liability insurance, there can be no assurance that we have obtained sufficient insurance coverage, or that we will have sufficient resources, to satisfy all possible product liability claims.

System Outages

Risks are presented by electrical or telecommunications outages, computer hacking or other general system failure. To try to manage our operations efficiently and effectively, we rely heavily on our internal information and communications systems and on systems or support services from third parties. Any of these systems are subject to failure. System-wide or local failures that affect our information processing could have material adverse effects on our business, financial condition, results of operations and cash flows. In addition, insurance coverage for the risks described above may be unavailable.

Downward Price Trends

Our industry is intensely competitive and prices for existing products tend to decrease steadily over their life cycle. There is substantial and continuing pressure from customers to reduce the total cost of using our parts. To remain competitive, we must achieve continuous cost reductions through process and product improvements. We must also be in a position to minimize our customers' shipping and inventory financing costs and to meet their other goals for rationalization of supply and production. Our growth and the profit margins of our products will suffer if our competitors are more successful than we are in reducing the total cost to customers of their products.

Obsolete Inventories

The life cycles of some of our products depend heavily upon the life cycles of the end products into which our products are designed. Products with short life cycles require us to manage closely our production and inventory levels. Inventory may also become obsolete because of adverse changes in end-market demand. We may in the future be adversely affected by obsolete or excess inventories which may result from unanticipated changes in the estimated total demand for our products or the estimated life cycles of the end products into which our products are designed.

Future Acquisitions

As part of our business strategy, we expect to review acquisition prospects that would implement our overall corporate business strategy or offer other growth opportunities. While we have no current agreements and no active negotiations underway with respect to any acquisitions, we may acquire businesses, products or technologies in the future. In the event of future acquisitions, we could:

  use a significant portion of our available cash;

  issue equity securities, which would dilute current stockholders’ percentage ownership;

  incur substantial debt;

  incur or assume contingent liabilities, known or unknown;

  incur amortization expenses related to intangibles; and

  incur large, immediate accounting write-offs.

Such actions by us could harm our operating results and/or adversely influence the price of our Common Stock.

Employees

As of December 31, 2004, we had 17 full-time employees.  We believe the success of our business depends, in part, on our ability to attract and retain qualified personnel, particularly qualified scientific, technical and key management personnel. Our employees are not governed by collective bargaining agreements. We believe our relationships with are employees are good.

Environmental Regulations

We are subject to a variety of U.S. federal, state, local, and foreign governmental laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. Any of these regulations could require us to acquire equipment or to incur substantial other expenses to comply with environmental regulations. If we were to incur substantial additional expenses, our product costs could significantly increase, thus materially affecting our business, financial condition and results of operations. Any failure to comply with present or future environmental laws, rules and regulations could result in fines, suspension of production or cessation of operations, any of which could have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2004, and since the corporation’s inception date there have and were no known environmental claims or recorded liabilities.  We believe we are currently in compliance in all material respects with such regulations.

Intellectual Property

We rely on trade secrets and execute confidentiality and non-disclosure agreements (NDA) with our employees and limit access to and distribution of our proprietary information such as methods and processes.  We maintain a secured facility with access control on our building for maintaining security and protection of proprietary company processes and techniques.  We have an on-going program, which encourages applications for both U.S. and international patents for various aspects of our technology. These efforts allow us to rely upon the knowledge and experience of our management and technical personnel and our ability to market our existing products and to develop new products. The departure of our founder and CEO and or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations.

We believe our success depends upon the knowledge and experience of our founder and CEO and our ability to market our existing products and to develop new products. We do have non-compete agreements with our employees who are employed on an "at-will" basis. Therefore, employees may not, leave us to go to work for a competitor.  While we believe that we have adequately protected our proprietary technology, and we will take all appropriate and reasonable legal measures to protect it, the use of our processes by a competitor could have a material adverse effect on our business, financial condition and results of operations.

Our ability to compete successfully and achieve future revenue growth will depend, in part, on our ability to protect our proprietary technology and operate without infringing upon the rights of others. We may not be able to successfully protect our intellectual property and our intellectual property or proprietary technology may otherwise become known or be independently developed by competitors. In addition, the laws of certain countries in which our products have been or may be sold may not protect our products and intellectual property rights to the same extent as the laws of the United States.

The inability to protect our intellectual property and proprietary technology could have a material adverse effect on our business, financial condition and results of operations.  As the number of patents, copyrights and other intellectual property rights in our industry increases, and as the coverage of these rights and the functionality of the products in the market further overlap, we believe that companies in our industry may face more frequent infringement claims.  We may in the future be notified that we are infringing upon certain patent or other intellectual property rights of others.  Although we are not aware of any pending or threatened intellectual property lawsuits against us, we cannot guarantee that such litigation or infringement claims will not occur in the future. Such litigation or claims could result in substantial costs and diversion of resources and could have a material adverse effect on our business, results of operations and financial condition.  A third party claiming infringement may also be able to obtain an injunction or other equitable relief, which could effectively block our ability or our customer's ability to distribute, sell, or import allegedly infringing products.  If it appears necessary or desirable, we may seek licenses from third parties covering intellectual property that we are allegedly infringing. No assurance can be given, however, that any such licenses could be obtained on terms acceptable to us, if at all.  The failure to obtain the necessary licenses or other rights could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. DESCRIPTION OF PROPERTY

As of December 31, 2004 Telesis Technology Corporation owned all of its facilities.  We have no leases or long term or short term rental agreements.  We believe that our current facilities are in reasonable condition and provide adequate expansion capabilities.

The Company’s primary physical properties during the year ended December 31, 2004 were as follows:

  The Company’s headquarters and product distribution center is located in an industrial building at 1611 12th Street East, Unit A, Palmetto, FL 34221 USA, and consists of approximately 6000 square feet. The Company is the owner of this facility.

  The Company’s National Distribution and Assembly center is located in Superior, Nebraska and is as follows:

1.

The downtown Superior, NE office building is used for general administrative and sales support; it is a 2 story building with 9000 square feet office space.  The Company is the owner of this facility.

2.

The Company’s assembly and distribution warehouse is located on 10 acres on Lot 2 in the Kottemeyer Industrial Park, One Telesis Drive, Superior, NE 68978.  This is a 20,000 square feet industrial building.  The Company is the owner of this facility.

3.

The Company also owns Lots 1 & 2 totaling to 15 acres for future expansion purposes in Kottemeyer 1st Addition Industrial Park, Superior, NE 68978 IN Nuckolls County.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to, from time to time, various legal proceedings relating to claims arising out of our operations in the ordinary course of our business. We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the business, financial condition, or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock currently trades on The Pinksheets OTC (over the counter) under the symbol "TLST".  Telesis Technology Corporation was a Private company that went public on August 11, 2004.  The table below sets forth for the periods indicated (1) the high and low bid prices for the Company's common stock for the periods it traded on the Pinksheets OTC market.  The source of the information for the high and low bid prices is the OTC Bulletin Board.

	Price Range of Common Stock
	High		Low
Fiscal year ended December 31, 2004
First quarter (Private Company)	$		$
Second quarter (Private Company)	$		$
Third quarter		$1.10		$0.40
Fourth quarter		$0.65		$0.12

At December 31, 2004 there were approximately 32 holders of record of the Company's common stock. This number does not include the number of persons whose stock is in nominee or in "street name" accounts through brokers.

Dividends

We have not paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. We expect to utilize future earnings to finance future growth. The actual amount of any dividends paid would be subject to the discretion of our Board of Directors and would depend on operations, financial and business requirements, compliance with bank covenants and other factors

Equity Compensation Plans

The company does not have an existing equity compensation plan and did not issue any Common Stock per such a plan as of December 31, 2004

Recent Sales of Unregistered Securities

We did not issue any securities in unregistered offerings in fiscal 2004.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table summarizes the Company's results of operations both in dollars and as a percentage of net sales for the fiscal years ended December 31, 2003 and 2004.

	Year Ended December 31,
	2003		2004
	(Dollars in thousands)
Revenues
Telesis Aerospace	$476	66.0%	$1,131	73.2%
Commercial Products Division (CPD)	245	34.0	391	25.3
Telesis Test Labs	0	0.0	23	1.5

Total net sales	721	100.0	1,545	100.0
Cost of goods sold	518	71.8	1,033	66.8

Gross profit (loss)	203	28.1	512	33.1
Operating expenses:
Selling, general and administrative	117	16.2	401	25.9

Operating profit (loss)	86	11.9	111	7.2
Other (expense), net	(5)	0.6	14	0.9
(Loss) profit before income taxes	81	11.2	125	8.1
Income tax expense	20	2.7	36	2.3

Net profit (loss)	$61	8.5%	$89	5.7%

Fiscal Years Ended December 31, 2004 and 2003

Net sales.    Total sales for fiscal 2004 were $1,545,180.00, compared to $721,419.00 in fiscal 2003.  This was an increase of 114% in Revenues.  The increase in net sales is attributable to continuous growth in the Telesis Aerospace business division and the Aerospace & Defense sectors coupled with some returning sales in the Commercial OEM market. Telesis Aerospace made up $1,131,000 or 73.2% of net sales in fiscal 2004, increasing by $ 655,000.00 or an increase of 138% of total sales in fiscal 2003. Sales of Commercial Products Division (CPD) were $ 390,940.00 which represents 25.3% of total sales in fiscal 2004, as compared to $ 245,282.00 which was 34% of net sales in fiscal 2003.  This was a 159% increase in sales for the Commercial Products Division (CPD) from the prior year of 2003.  Telesis Test Labs generated $ 23,276.00 as a new business division in fiscal 2004 which contributed a 1.5% of total net sales for the company.

Gross profit.    Gross profit for fiscal 2004 was $ 511,950.00, or 33.1% of net sales, compared to a gross profit in fiscal 2003, of $ 202,831.00, or 28.1% of net sales in 2003.  Total Gross Profit increased by 152% in 2004 compared to 2003.

Selling, general, operating expenses and administrative costs.  Selling, general, operating expenses and administrative costs for fiscal 2004 were $ 401,371.00, or 25.9% of total net sales, compared to $ 117,447.00, or 16.2% of net sales, for fiscal 2003. The increase is attributed to additional personnel, new consulting services for the purpose of process improvement, and increased audit related fees.

Net Income.

The Company generated a positive net income after tax for 2004 of $89,159.00 or 0.01 basic earnings per share (EPS).  This is a 49% increase from 2003 net income earnings.

Assets

.

Total assets for 2004 were reported at $ 1,391,573.00 compared to $502,301.00 for 2003.  This was an increase of 177%.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily from the founder and his initial investments in the company and internally generated funds.  For the twelve months ended December 31, 2004 shareholders equity was reported at

$ 919,883.00

The company has been able to pay its expenses and costs through profitable operations.  As of December 31, 2004 we had working capital of $ 919,883.00.  The company needs to raise additional funds through the sale of its common stock or borrowing in order to accelerate growth and maintain a competitive edge against our competitors by increasing R&D, Sales and New product introductions.  Our future liquidity will depend on numerous factors, including the extent to which our present and future products gain market acceptance, the costs of sales, marketing and manufacturing activities, the cost, timing and business management of current and potential acquisitions and contingent liabilities associated with such acquisitions, and the extent to which products under development are successfully developed.  If necessary, we may be required to raise additional capital in the future through one or more of the following: (1) sale of equity or debt securities; (2) obtaining new loans; or (3) sale of assets, products or marketing rights. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders.

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

  Price is fixed or determinable; and

  Collectability and Fund Collections is reasonably assured

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

We have evaluated the credit exposure associated with conducting business with foreign customers and have concluded that such risk is acceptable with great due diligence. Nevertheless, any significant change in the economy or deterioration in United States trade relations or the economic or political stability of foreign markets could have a material adverse effect on our business, results of operations, and financial condition.

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

Factors Affecting Business, Operating Results and Financial Condition

An investment in our securities is very speculative and involves a high degree of risk. You should carefully consider the following risk factors, along with the other matters referred to in this Annual Report, before you decide to buy our securities. If you decide to buy our securities, you should be able to afford a complete loss of your investment.

Risks Associated With Our Business

Most of our sales are made to the Aerospace & Defense Industry and Sector. Our business and financial results could be adversely affected if defense spending is curtailed, which would cause the value of your investment to decline.

As a percentage of total revenues, our net sales to our largest customer, The US Government, Department of Defense (DoD) during the fiscal year ended December 31, 2004 totaled approximately 73.2%, accounting for $1.131 million of our revenues in fiscal 2004. These Government Agencies rely upon the United States government for funding. Changes in funding may occur if there is a change in the current administration. A decrease in general business from the Aerospace & Defense Sector to global customers would have a material adverse effect on our results of operations and financial condition and the value of your investment.

There is a significant risk that sales from the Commercial Products Division (CPD) may not repeat.  Although we have seen an increase in the revenues generated from the Commercial OEM market in the fiscal year ended December 31, 2004, there are no assurances that such an increase indicates a trend or that the Company will be able to secure any additional orders in the future.

Our market is subject to rapid technological change, and to compete effectively, we must continually introduce new products or enhancements that achieve market acceptance.

The market for our products is characterized by rapidly changing technology, frequent new product introductions, changes in customer requirements, and evolving industry standards. We believe that we have been successful to date in investing in research and development to meet these needs and delivering products before our competitors. We believe that our future success will depend upon continued development and timely introduction of products capable of collecting or processing new types of enhanced products.  However, we expect that new technologies will continue to emerge. Our future performance will depend on the successful development, introduction, and market acceptance of new and enhanced products that address these changes as well as current and potential customer requirements. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. There can be no assurance that we will be able to develop and market new products successfully in the future or respond effectively to technological changes, or that new products introduced by others will not render our products or technologies noncompetitive or obsolete.  We also may not be able to develop the underlying core technologies necessary to create new products and enhancements or to license these technologies from third parties. Product development delays may result from numerous factors, including:

  changing product specifications and customer requirements;

  difficulties in hiring and retaining necessary technical personnel;

  difficulties in reallocating engineering resources and overcoming resource limitations;

  difficulties with contract manufacturers;

  changing market or competitive product requirements; and

  unanticipated engineering complexities.

The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. We cannot ensure that we will be able to identify, develop, manufacture, market, or support new or enhanced products successfully, if at all, or on a timely basis. Further, we cannot ensure that our new products will gain market acceptance or that we will be able to respond effectively to product announcements by competitors, technological changes, or emerging industry standards. Any failure to respond to technological change would significantly harm our business.

Our business, operating results and financial condition could be negatively impacted if demand for our products is less than we anticipate or if we fail to hire qualified employees. As a result, the value of your securities may decline.

Our growth depends on our ability to successfully develop and market our products. The development and marketing of our products is dependent on a number of factors, including our ability to:

  recruit and maintain a base of qualified engineers;

  initiate, develop and sustain corporate and government relationships;

  attract, hire, integrate and retain qualified sales and sales support employees; and

  accurately assess the demands of the market.

Demand for our products might be less than we anticipate, or we may not be successful in recruiting and maintaining the personnel we need to develop and sell our products. In either case, our business, operating results and financial condition could be negatively impacted and the value of your securities may decline.

We may be unable to compete successfully in our market. If we cannot compete successfully, our operating results will be adversely affected.

The markets in which we compete are characterized by rapidly changing technology and continuous improvements in products and services. Our future success depends on our ability to enhance our current products and to develop and introduce, in a timely manner, new products that keep pace with technological developments that meet or exceed industry standards that compete effectively on the basis of price, performance and quality, that adequately address OEM customer and end-user customer requirements, and that achieve market acceptance. We believe that to remain competitive in the future we will need to continue to develop new products, which will require us to invest significant funds into research activities. In the event our newly developed products are not timely developed or do not gain market acceptance, our business, results of operations and financial condition could be materially adversely affected.  Our primary competitors are much larger than we are and who have more in the way of financial and other resources than we have. We have tried to create a niche market in the manufacturing of Fluid Control Device, Discrete Semiconductor, Custom Board Level Testing Lab sectors for use by the Aerospace, Defense and Commercial industry however we have no contractual agreement with the customers with whom we do business and we cannot assure you that these contractors will continue ordering parts from us or that they will order at the same or greater levels than they have done in the past. If our customers severely reduced their orders or ceased ordering from us altogether, our business, results of operations and financial condition, as well as the value of your securities, could be materially adversely affected.

Unexpected increases in the cost to develop or manufacture our products under fixed-price contracts may cause us to experience non-reimbursed cost overruns.

A significant portion of our revenue is derived from fixed-price contracts. Under fixed-price contracts, unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in materials costs, inefficiencies, or other factors, are borne by us. We have experienced cost overruns in the past that have resulted in losses on certain contracts, and may experience additional cost overruns in the future. Such cost overruns would increase our operating expenses, reduce our net income and earnings per share, and have a materially adverse effect on our future results of operations and financial condition.

Our future revenues are inherently unpredictable, our operating results are likely to fluctuate from period to period, and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly.

Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, some of which are outside our control. Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indications of future performance. Some of the factors that could cause our quarterly or annual operating results to fluctuate include conditions inherent in government contracting and our business such as the timing of cost and expense recognition for contracts, the United States Government contracting and budget cycles, and contract closeouts. Because we base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted revenues could significantly harm our business. Fluctuations in quarterly results, competition, or announcements of extraordinary events such as acquisitions or litigation may cause revenues to fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock would significantly decline. In addition, there can be no assurance that an active trading market will be sustained for our common stock. The stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many technology companies. These fluctuations, as well as general economic and market conditions, may adversely affect the future market price of our common stock.

Risks Associated With Ownership of Our Securities We have not paid cash dividends and it is unlikely that we will pay cash dividends in the foreseeable future.

We plan to use all of our earnings; to the extent we have earnings, to fund our operations. We do not plan to pay any cash dividends in the foreseeable future. We cannot guarantee that we will, at any time, generate sufficient surplus cash that would be available for distribution as a dividend to the holders of our common stock. You should not expect to receive cash dividends on our common stock.

We have the ability to issue additional shares of our common stock without asking for shareholder approval, which could cause your investment to be diluted.

Our Articles of Incorporation currently authorize the Board of Directors to issue up to 100,000,000 shares of common stock. The power of the Board of Directors to issue shares of common stock or warrants or options to purchase shares of common stock is generally not subject to shareholder approval. Accordingly, any additional issuance of our common stock may have the effect of further diluting your investment.

We may raise additional capital through a securities offering that could dilute your ownership interest.

We require substantial working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the holders of our common stock. The issuance of additional common stock or securities convertible into common stock by our management will also have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

There is no active public market for our securities, so you may not be able to liquidate your securities if you need money.

Trading of our common stock is sporadic. It is not likely that an active market for our common stock will develop or be sustained soon. You may not be able to liquidate our securities if you need money.

We are subject to the Penny Stock Rules and these rules may adversely affect trading in our common stock.

Our common stock is a "low-priced" security under rules promulgated under the Securities Exchange Act of 1934. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer's duties in selling the stock, the customer's rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions probably decreases the willingness of broker-dealers to make a market in our common stock, decreases liquidity of our common stock and increases transaction costs for sales and purchases of our common stock as compared to other securities.

ITEM 7. FINANCIAL STATEMENTS

E. Randall Gruber, CPA, PC

Certified Public Accountant                                           Telephone (314) 238-1224

10805 Sunset Office Drive, Suite 300                                      Fax (314) 238-1250

St. Louis, Missouri  63127

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Telesis Technology Corporation

I have audited the accompanying balance sheets of Telesis Technology Corporation as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity and other comprehensive loss, and cash flows for the years ended December 31, 2004 and 2003.   These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States)  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telesis Technology Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with U.S. generally accepted accounting principles.

/S/

E. Randall Gruber, CPA, PC

St. Louis, Missouri

March 7, 2005

                                                         Member:  American Institute of Certified Public Accountants

                                                         Registered:  Public Company Accounting Oversight Board (PCAOB)

Telesis Technology Corporation
Balance Sheets

ASSETS	December 31,
	2004	2003
Current assets
Cash and cash equivalents	$69,551	$67,507
Accounts receivable	219,079	161,309
Inventories	502,535	135,377
Prepaid expenses	--	5,000

Total current assets	791,165	369,193
Property and equipment (at cost), net of accumulated
depreciation of $12.302 and $4,098 respectively	590,606	131,078

Other assets
Loan to shareholder	--	1770
Software, net of accumulated amortization of $509	9,392	--
Deposits	410	260

Total other assets	9,802	2,030

Total assets	1,391,573	502,301

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable	32,029	--
Accounts payable	54,710	90,175
Accrued income taxes	13,635	--
Current maturities of long-term debt	20,070	2,200

Total current liabilities	120,444	92,375

Long-term debt
Mortgages payable, net of current maturities	315,781	66,596

Deferred income taxes	35,465	--

Total liabilities	471,690	158,971

Stockholders' equity
Preferred stock, $0.001 par value; 20,000,000
shares authorized; no shares issued and
outstanding	--	--
Common stock, $0.001 par value; 100,000,000
shares authorized and 13,367,500 (2004) and
12,225,000 (2003) issued and outstanding	13,368	12,225
Additional paid-in capital	830,656	251,729
Other comprehensive income (loss)	(13,300)	--
Retained earnings	89,159	79,376
Total stockholders' equity	919,883	343,330

Total liabilities and stockholders' equity	$1,391,573	$502,301

The accompanying notes are an integral part of these financial statements.

Telesis Technology Corporation
Statements of Operations
	For the
	Years ended
	December 31,
	2004	2003

Revenues
Sales	$1,545,180	$721,419

Cost of sales
Cost of goods sold	1,005,076	508,313
Freight	28,154	10,275

Total cost of sales	1,033,230	518,588

Gross profit	511,950	202,831

Operating expenses
Salaries and wages	238,536	47,662
Professional fees	27,541	7,945
Outside services	21,006	27,944
Payroll taxes and employee benefits	25,184	4,772
Operating supplies	14,913	4,113
Utilities and telephone	14,241	7,576
Depreciation and amortization	13,390	3,850
Office supplies	7,153	3,354
Taxes and licenses	8,334	2,299
Repairs and maintenance	7,793	1,930
Advertising and promotion	5,565	2,383
Auto expense	4,868	--
Insurance	3,199	--
Travel	5,387	--
Dues and subscriptions	1,885	--
Other operating expenses	2,376	3,619

Total operating expenses	401,371	117,447

Income (loss) from operations	110,579	85,384

Telesis Technology Corporation	For the
Statements of Operations	Years ended
	December 31,
Other income (expenses)	2004	2003
Interest income.	$599	$--
Gain on disposition of assets	30,203	--
Interest expense	(16,422)	5,701

Net other expense	14,380	5,701

Income before income taxes	124,959	79,683

Income taxes	35,800	20,000

Net income	$89,159	$59,683

Weighted average number of common shares
outstanding - basic and fully diluted	12,967,603	6,698,675

Net income per share - basic and fully diluted	$0.01	$0.01

Pro forma data:

Historical income before taxes	124,959	79,683

Pro forma provision for income taxes	35,800	20,000

Net income adjusted for pro forma provision
for income taxes	89,159	59,683

Pro forma weighted average number of common
shares outstanding	12,967,603	6,698,675

Net income adjusted for pro forma provision
for income taxes per common share:	0.01	0.01

The accompanying notes are an integral part of these financial statements.

Telesis Technology Corporation
Statements of Stockholders' Equity and Other Comprehensive Loss
For the years ended December 31, 2004,and 2003 and for the period from inception June 22, 2002 through December 31, 2002
					Retained
			Capital	Other	Earnings /
	Common Stock		In Excess of	Comprehensive	Accumulated
	Shares	Amount	Par Value	Loss	Deficit	Totals

Balance, June 22, 2002	--	$--	$--	$--	$--	$--

Common stock issued	100	100	108,508		--	108,608

Net loss	--	--	--	--	(307)	(307)

Balance, January 1, 2003	100	100	108,508	--	(307)	108,301

Common stock redeemed	(100)	(100)	--	--	--	(100)

Common stock issued	12,225,000	12,225	143,221	--	--	155,446

Net income	--	--	--	--	79,683	79,683

Balance, December 31, 2003	12,225,000	$12,225	$251,729	$--	$79,376	$343,330

Retained earnings recorded as additional paid-in capital upon election out of “S” corporation status.	--	--	79,376	--	(79,376)	--

Deferred taxes recorded as other comprehensive loss upon election out of "S" corporate status	--	--	--	(13,300)	--	(13,300)

Common stock issued	1,142,500	1,143	82,679	--	--	83,822

Inventory items transferred by major share holder recorded as additional paid in capital	--	--	416,872	--	--	416,872

Net income	--	--	--	--	89,159	89,159

Balance, December 31, 2004	13,367,500	$13,368	$830,656	$(13,300)	$89,159	$919,883

The accompanying notes are an integral part of these financial statements.

Telesis Technology Corporation
Statements of Cash Flows

	For the
	Years ended
	December 31,
	2004	2003
Operating activities
Net income (loss)	$89,159	$79,683
Adjustments to reconcile net income to
net cash provided by operating activities
Depreciation and amortization	13,390	3,850
Consulting services paid by issuance of stock		1,000
Gain on sale of property and equipment	(30,203)
Deferred income taxes	22,165	--
Changes in assets and liabilities
Accounts receivable	(57,770)	(157,375)
Prepaid expenses	5,000	(5,000)
Inventories	49,714	13,233
Notes payable	32,029
Accounts payable	(35,465)	89,911
Accrued income taxes	13,635	--

Net cash provided by operating activities	101,654	25,302

Investing activities
Expenditures for property and equipment	(569,780)	(29,471)
Expenditures for software	(9,901)	--
Proceeds from sale of property and equipment	127,313
Loans to shareholder	--	(1,770)
Repayment of shareholder loans	1,770	--
Additional security deposits	(150)	--

Net cash used in investing activities	(450,748)	(31,241)

Financing activities
Proceeds from issuance of long-term debt	338,500
Principal payments on long-term debt	(71,184)	(2,573)
Additional investment by shareholders	83,822	6,065

Net cash provided by financing activities	351,138	3,492

Telesis Technology Corporation
Statements of Cash Flows

	For the
	Years ended
	December 31,
	2004	2003
Net decrease in cash and cash equivalents	2,044	(2,447)

Cash and cash equivalents, beginning	67,507	69,954

Cash and cash equivalents, end	$69,551	$67,507
Supplemental disclosures:
Interest paid	$16,422	$5,701

Non-cash investing and financing transactions - During the years ended December 31, 2004 and 2003, the Company’s major shareholder transferred inventory items to the Company.

The inventory was valued at replacement cost in the amounts of $416,872 and $148,281 respectively.  The stockholder was credited with additional paid-in capital in the amounts of $416,872 and $148,281 respectively.

The accompanying notes are an integral part of these financial statements.

Telesis Technology Corporation

Notes to Financial Statements

Note A – Company overview and summary of significant accounting policies

Company overview

Telesis Technology Corporation is a publicly traded, multi-faceted, high technology company that designs, develops, tests, manufactures, and markets a diverse range of aerospace and defense products.  The Company is focused on providing product, system and service solutions for commercial and governmental customers.  The Company has several operating divisions – Telesis Aerospace; Commercial Products Division (CPD); Telesis Test Labs; and Telesis RF.

Basis of preparation of financial statements

The accompanying financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities on the date of the financial statements, and the reported amounts of revenues and expenses during the audit period.  An example of an estimate is the useful lives of property, plant, and equipment.  Actual results could differ from those estimates.

Revenue recognition

The Company derives its revenues primarily from product sales, testing services, and from packaging and preservation services.  The Company recognizes revenue from product sales at the time of shipment of services.  Revenues are recognized as the services are performed.  The Company has no long-term sales contracts.

Cash and cash equivalents

The Company considers all highly liquid investments with a remaining maturity at the date of purchase/investment of three months or less to be cash equivalents.  Cash and cash equivalents comprise cash and cash on deposit with banks.

Credit risk

The Company’s major customer is the Defense Department of the United States government.  Sales to the United States government represent approximately 74% of Company sales for the year ended December 31, 2004.  No provision for uncollectible accounts has been established at December 31, 2004.

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

 40 years

Furniture and fixtures

           10 years

Computer and telecommunications equipment

           5-7 years

Foreign currency translation

The Company prepares financial statements using the United States dollar as the functional currency.  The financial statements required no translation of foreign currencies since none of the foreign operations had transactions during the financial statement periods.

Income taxes

Upon incorporation in June, 2002, the Company elected to be taxed as an “S” Corporation in which all items of income and expense and other tax attributes “pass-through” to the shareholders’ individual income tax returns.

Effective January 1, 2004, the Company elected out of the “S” Corporation income tax status, and elected to be taxed as a regular corporation.  Financial statements for periods subsequent to December 31, 2003 include a provision for income taxes due by the Company.

Note B – Inventories

Inventories consist of the cost of parts, components, material, labor and manufacturing overhead used in the performance of services for customers, and are stated at the lower of cost or market on an FIFO (first-in, first-out) basis.  Inventory transferred to the Company by its major stockholders was valued at replacement cost since historical cost was not available.

Note C – Property and equipment

Property and equipment consist of the following at December 31, 2004:

Land

$  90,000

Building

 442,131

Furniture, fixtures and equipment

    70,776

 602,907

Less – Accumulated depreciation

 (12,301)

 $590,606

Depreciation expense totaled $12,881 for the year ended December 31, 2004.

Telesis Technology Corporation

Notes to Financial Statements

Note D – Related party transactions

The Company’s major stockholder transferred inventory items to the Company during the period.  The inventory was valued at replacement cost (since historical cost was unavailable) in the amount of $416,872.  The stockholder was credited with additional paid-in capital in the amount of $416,872 in exchange for the inventory.

The Company’s major stockholder has signed a personal guarantee for the mortgage debt and line of credit of the Company as described in Notes E and F.

Note E – Notes Payable

The Company has a revolving line of credit with a commercial bank.  The line of credit established on November 20, 2003 is in the amount of $50,000.  Interest on the line is due monthly and is at a rate of 1.5% over the index rate (Citibank, N.A. New York base rate).  The effective rate is 6.75% on December 31, 2004, and the amount outstanding is $32,029.

Note F – Long-Term Debt

Long-term debt consists of the following at December 31, 2004:

Real estate mortgage issued in the original amount of $250,500 payable at 6.00% interest.  The note is amortized over thirty years with monthly payments in the amount of $1,798.  The note is subject to an interest rate change based on 3% over the one year U.S. Treasury rate effective October 15, 2004.  The balance of the notes is due on October 15, 2014.  The note is secured by real estate.

$ 247,851
Real estate mortgage issued in the original amount of $88,000. The note is due in twenty quarterly installments of $4,400 beginning on January 31, 2005, with a final payment due on October 31, 2009. The mortgage was issued by the City of Superior, Nebraska. The note is secured by real estate.	88,000
Total long-term debt	335,851
Less – Current maturities	(20,070)
Long-term debt, net of current maturities	$ 315,781

The maturities of long-term debt are as follows:

2004     $

20,070

2005

24,894

2006

25,344

2007

25,871

2008

26,328

Later Years

        213,344

              $   355,851

Telesis Technology Corporation

Notes to Financial Statements

Note G – Public Stock Offering

On December 29, 2003, the Company conducted a private placement of common stock pursuant to Regulation D, Rule 504 of the Securities Act, as amended (the “Securities Act”).  This offering was registered in the State of Nevada pursuant to N.R.S. 90.480 – Registration by Qualification on December 29, 2003.  Pursuant to this offering, the Company offered to sell a minimum of 350,000 shares with a maximum of 1,500,000 shares of its common stock at a price of $.08 per share.  On April 16, 2004, the Company completed the private offering of shares of common stock of the Company in accordance with Regulation D, Rule 504 of the Securities Act and the Registration by Qualification in the State of Nevada, whereby it sold 1,042,500 shares of common stock for an aggregate total of $83,822.

Note H – Preferred and Common stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.001 par value and 100,000,000 shares of common stock at $.001 par value.  As of December 31, 2004 the Company had issued 12,225,000 shares of common stock to the initial shareholders.  The initial shareholders have entered into an agreement with the Company that the 12,225,000 shares will not be sold for two years from the issuance date.

Note I – Sales

Sales consists of the following for the year ended December 31, 2004:

Product sales to the United States government

          $

           1,147,589

Product sales to commercial entities

              374,315

Testing service

                23,276

 $         1,545,180

Note J – Income Tax Expense

Income tax expense consists of the following for the year ended December 31, 2004:

Federal income tax:

Current

          $

          13,635

Deferred

          22,165

$

35,800

Current income taxes are based on the annualized taxable income for the year.  Deferred income taxes, resulting from timing differences in the recognition of expenses for tax and financial reporting purposes are as follows:

Depreciation

$

87,490

Telesis Technology Corporation

Notes to Financial Statements

Note K – Employee Retirement Plan

The Company has adopted an employee retirement plan under which employees may defer a portion of their annual compensation pursuant to provisions of the Internal Revenue Code.  The Company can elect to contribute to the plan.  Substantially all employees who have completed at least one year of service are eligible to participate in the plan.  The Company has not elected to make a contribution to the plan for the year ended December 31, 2004.

Note L – Pro forma information

Effective January 1, 2004, the Company changed its tax status from an S Corporation to a C Corporation.  The Company has reflected on a pro forma basis the report of the Company’s income tax for the year ended December 31, 2003 as though it were a C Corporation.  The net earnings per share have also been reflected on a pro-forma basis reflecting the effect of the income taxes.

Note M – Commitments

The Company entered into an agreement with the City of Superior, Nebraska to purchase a commercial building and ten acres of real estate with no interest financing.  As part of the agreement the Company has committed that it will have a minimum of five full-time employees with three of those employees being low to moderate income.  All of the employees will have a base salary of not less than $8.25 per hour plus benefits.  The commitment is to be fulfilled by the conclusion of the first year of operation.

Note N – Subsequent Events

On January 4, 2005, the Company issued 6,000,000 shares of its common stock to Hasit Vibhakar, an officer of the Company in exchange for a transfer of inventory valued at $463,561.  The issuance of common stock was issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933, as amended (the “Act”), as provided under Section 4(2) of the Act and the Common Stock shall be restricted securities that cannot be resold by the purchaser without subsequent registration under the Act or the applicability of a secondary transactional exemption from the registration requirements of the Act (e.g. subject to the safe harbor guidelines and resale limitations as provided under Rule 144 of the Act).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 8A. DISCLOSURE CONTROLS AND PROCEDURES

        (a)   Evaluation of disclosure controls and procedures.    As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Accounting Officer, Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

        (b)   Changes in internal controls over financial reporting.    There was no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Set forth below are the name, age, principal position and a biographical description of each of our directors, executive officers and key management personnel as of December 31, 2004. Our board of directors is comprised of only one class. All of our directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the board of directors, and are appointed to serve until the first board of directors meeting following the annual meeting of stockholders.

NAME	AGE	POSITION

Mr. Hasit Vibhakar	32	Chairman, CEO, President, Director

Ms. Shefali Gandhi	30	Chief Accounting Officer, Director

Mr. Hasit Vibhakar is the Founder, Chairman, President & CEO of Telesis Technology Corporation, he is responsible for founding the company and the successful business model implemented at Telesis Technology Corporation.  He spearheaded the efforts to take the company public in the short time that Telesis Technology Corporation has been existent.  Mr. Vibhakar is responsible for the strategic direction and overall day to day operations of the company. He is a seasoned business technology executive with a broad range of management experience, spanning engineering, sales, business development and product management. He has successfully served executive level leadership roles with both established and start-up technology companies, including: Harris Corporation (NYSE:HRS); Intens Software; Digital Lightwave (NASDAQ:DIGL); and Telemetry Technics Corp.

Mr. Vibhakar also has broad experience in charting and guiding growth on a global scale. He has focused on the company's strategic planning, building all company divisions, taking the company from private to public, investor relations, business development, and alliance management effort, and oversees a broad set of strategic and business development efforts focused on driving sales, growth, and market share. Mr. Hasit Vibhakar currently serves on the board of two corporations. He holds a BA degree from Macalester College, St. Paul, MN.

Shefali Gandhi
Chief Accounting Officer, Controller & Director of Finance.

Ms. Shefali Gandhi is responsible for the management of corporate finance, accounting including the accounts receivable and accounts payable programs and general corporate administration. Shefali Gandhi works very closely with the company’s outside auditor, provides and successfully implements all accounting and financial controls at Telesis Technology Corporation.  She brings to this position over 10 years of experience in accounting and finance, most recently with start-up ventures. Before joining Telesis, Shefali held several senior financial positions with software, semiconductor and fiber optic technology companies. As the Chief Accounting Officer (CAO), Vice President, Controller, Director of Finance, Treasurer, Secretary and Director for Telesis Technology Corporation she has developed financial controls, business processes and inventory systems that have led to the expansion of the company's diverse product lines and growing customer base. She brings to Telesis special skills in administrative planning and budget management. Shefali holds a BA degree from the University of Massachusetts, Boston, MA.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2004 there were no relations of significance to report.

AUDIT COMMITTEE FINANCIAL EXPERT

Since we are an OTC Bulletin Board company, we are exempted from the requirements to establish an audit committee and to have an audit committee financial expert to serve on such committee. We hope to comply with those requirements in the future.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other of our equity securities on Forms 3, 4 and 5, respectively.  Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file.

ITEM 10. EXECUTIVE COMPENSATION

The following summary compensation table sets forth the compensation earned by our Founder, Chairman, and Chief Executive Officer. None of our executives received compensation for the fiscal year 2004 in excess of $100,000. Our directors do not receive compensation for their services on the board of directors or any committee thereof.  All of our directors are reimbursed for their expenses for each board of directors meeting attended.  At December 31, 2004 we did not have any equity compensation plans.

SUMMARY COMPENSATION TABLE
NAME	YEAR	SALARY	BONUS	ALL COMPENSATION

Mr. Hasit Vibhakar	2002	$ 0.00	$ 0.00	$ 0.00

	2003	$ 0.00	$ 0.00	$ 0.00

	2004	$ 9,488.23	$ 0.00	$ 9,488.23

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of common stock beneficially owned as of December 31, 2004 by (i) those persons or groups known to us who will beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer whose compensation exceeded $100,000 in the fiscal year ended December 31, 2003; and, (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13(d)-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the Securities and Exchange Commission by information provided by such persons directly to us.  Except as indicated, the stockholders listed below possess sole voting and investment power with respect to their shares.

	TLST Common Stock Beneficially Owned

	(2)Number of Shares	(3)% of Outstanding Shares
Fiscal year ended December 31, 2004
(1) NAME
Mr. Hasit Vibhakar (4)	12,000,000	89.80%

(1)

The address of Mr. Hasit Vibhakar is 1611 12th Street East, Unit A, Palmetto, Florida, 34221 USA.

(2)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Ordinary shares relating to options currently exercisable or exercisable within 60 days of the date of this table, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person.  Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3)

Based upon 13,367,500 million shares outstanding of TLST Common Stock.

(4)

Includes all restricted stock.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)

Exhibits.

The following is a list of exhibits filed as part of this Annual Report on

Form 10-KSB. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference.

Exhibit

Number    DESCRIPTION

-------   ------------

3.1

Certificate of Incorporation, incorporated herein by reference, previously filed with the SEC on November 1st, 2004 with the Form 10SB12G.

3.2

Bylaws and Certificate of Amendment to the Certificate of Incorporation,

incorporated herein by reference, previously filed with the SEC on November 1st, 2004 with the Form 10SB12G

31.1

Certification of Chief Executive Officer pursuant to Rule

          13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as

          Amended, filed herewith.

31.2

Certification of Chief Financial Officer pursuant to Rule

          13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as

          Amended, filed herewith.

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act, filed herewith.

(B)

Reports on Form 8-K.

No Form 8-K was filed with the SEC prior to December 31st, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us by our auditors, certified public accountants during the fiscal years ended December 31, 2004 and December 31, 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered regarding accounting and auditing. "All other fees" includes fees related to (or paid for) in the fiscal year ended December 31, 2004 and fees related to in fiscal year ended December 31, 2003.

		December 31, 2004	December 31, 2003
		$6,900.00	$

(i)	Audit Fees
(ii)	Audit Related Fees	$2,448.00	$
(iii)	Tax Fees	$529.00	$
(iv)	All Other Fees	$20,000.00	$
	TOTAL	$29,877.00	$

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telesis Technology Corporation
/s/ HASIT VIBHAKAR Name: Hasit Vibhakar Title: Chairman, CEO, President & Director.	Dated: March 28th 2004

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mr. Hasit Vibhakar and each of them, jointly and severally, his attorneys in fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HASIT VIBHAKAR Hasit Vibhakar	President, Chief Executive Officer and Chairman of the Board	March 28, 2004
/s/ ERWIN GOODWIN Erwin Goodwin	Chief Financial Officer	March 28, 2004
/s/ SHEFALI GANDHI Shefali Gandhi	Chief Accounting Officer and Controller	March 28, 2004