Form 10QSB
period 2005-03-31
Telesis Technology Corp
filed 2005-05-09
CIK 1290416

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

or

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

Common Stock Outstanding as of March 31, 2005:  19,367,500 shares

Transitional Small Business Disclosure Format: Yes ☐  No ☒

Telesis Technology Corporation

Index to Form 10QSB

PART  I

Financial Information

Item 1.        Financial Statements

                   Title Page

                   Report of Independent Registered Public Accounting Firm

                   Balance Sheet at March 31, 2005 & 2004

                   Stockholder’s Equity at March 31, 2005 & 2004

                   Statements of Operations at March 31, 2005 & 2004

                   Statements of Cash Flows at March 31, 2005 & 2004

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

Item 5.

Other Information

Item 6.

Exhibits and Reports

SIGNATURES

Telesis Technology Corporation

Balance sheets as of March 31, 2005 and 2004

Statements of Operations, and

Cash Flows for the three month

period ended March 31, 2005 and 2004.

Notes to the financial statements

E. Randall Gruber, CPA, PC

Certified Public Accountant                                           Telephone (314)238-1224

10805 Sunset Office Drive, Suite 300                                      Fax (314)238-1250

St. Louis, Missouri  63127

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Telesis Technology Corporation

I have reviewed the accompanying balance sheets of Telesis Technology Corporation as of March 31, 2005 and 2004 and the related statements of operations, and cash flows for the three months ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

May 4, 2005

Member:  American Institute of Certified Public Accountants

Registered:  Public Company Accounting Oversight Board (PCAOB)

Telesis Technology Corporation
Balance Sheets
(Unaudited)

ASSETS	March 31,
	2005	2004
Current assets
Cash and cash equivalents	$139,332	$32,058
Accounts receivable	262,035	193,877
Inventories	1,090,817	526,545
Prepaid expenses	2,703	-----

Total current assets	1,494,887	752,480
Property and equipment (at cost), net of accumulated
depreciation of $18493, and $6248 respectively	600,023	260,380

Other assets
Loan to shareholder		5,247
Deposits	150	1,260

Total other assets	150	6,507

Total assets	2,095,060	1,019,367

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable	32,029	32,029
Accounts payable	248,982	79,397
Accrued income taxes	22,100	14,528
Current maturities of long-term debt	34,648	3,600

Total current liabilities	337,759	129,554

Long-term debt
Mortgages payable, net of current maturities	294,800	156,934

Deferred income taxes	37,465	1,194

Total liabilities	670,024	287,682

Telesis Technology Corporation
Balance Sheets
(Unaudited)
Continued
	March 31,
	2005	2004
Stockholders' equity
Preferred stock, $0.001 par value; 20,000,000
shares authorized; no shares issued and
outstanding	-----------	-----------
Common stock, $0.001 par value; 100,000,000
shares authorized (2004) and $1.00 par value; 13,367,500
shares authorized (2004) and 19,367,500 (2005)
and 100 (2003) issued and outstanding	19,368	12,225
Additional paid-in capital	1,288,217	684,134
Other comprehensive income (loss	(13,300)	-----------
Retained earnings (accumulated deficit)	130,751	35,326
Total stockholders' equity	1,425,036	731,685

Total liabilities and stockholders' equity	$2,095,060	$1,019,367

Telesis Technology Corporation
Statements of Operations
(Unaudited)
	For the
	Three months ended
	March 31,
	2005	2004

Revenues
Sales	$661,226	$348,127

Cost of Sales
Cost of goods sold	488,262	225,496
Freight	5,824	3,173

Total cost of sales	494,086	228,669

Gross margin	167,140	119,458

Operating expenses
Salaries and wages	62,876	40,836
Professional fees	1,885	1,684
Outside services	4,455	10,000
Utilities and telephone	4,924	1,516
Payroll taxes and employee benefits	8,677	4,171
Other taxes	1,377	373
Operating supplies	1,167	1,699
Depreciation	6,336	2,150
Office supplies	1,094	677
Repairs and maintenance	536	465
Advertising and promotion	870	417
Vehicle expense	1,381	1,157
Insurance	786	916
Other operating expenses	1,864	1,718

Total operating expenses	98,228	67,779

Income (loss) from operations	68,912	51,679

Telesis Technology Corporation
Statements of Operations
(Unaudited)
Continued	For the
	Three months ended
	March 31,
	2005	2004

Other income (expenses)
Interest income	279
Other income	809
Interest expense	(4,308)	631

Total other expenses	(3,220)	631

Income before income taxes	65,692	51,048

Income taxes	24,100	15,722

Net income	$41,592	$35,326
Weighted average number of common shares
outstanding - basic and fully diluted	19,156,718	12,713,736

Net income per share - basic and fully diluted	$0.00	$0.00

Telesis Technology Corporation
Statements of Cash Flows
(Unaudited)

	For the
	Three months ended
	March 31,
	2005	2004
Operating activities
Net income (loss)	$41,592	$35,326
Adjustments to reconcile net income to
net cash provided by operating activities
Depreciation and amortization	6,336	2,150
Deferred income taxes	2,000	1,194

Changes in assets and liabilities
Accounts receivable	(42,955)	(32,568)
Prepaid expenses	(2,703)	5,000
Inventories	(130,721)	(38,139)
Accounts payable	194,272	(10,778)
Accrued income taxes	10,465	14,528

Net cash provided by operating activities	78,286	(23,287)

Investing activities
Expenditures for property and equipment	(4,792)	(128,387)
Expenditures for software	(527)	(3,066)
Loans to shareholder	3,477	(3,477)
Additional security deposits	(260)	(1,000)

Net cash used in investing activities	(2,102)	(135,930)

Financing activities
Proceeds from issuance of long-term debt	--	125,029
Principal payments on long-term debt	(6,403)	(1,261)
Additional investment by shareholders	--	--

Net cash provided by financing activities	(6,403)	123,768

Net decrease in cash and cash equivalents	69,781	(35,449)

Cash and cash equivalents, beginning	69,551	67,507

Cash and cash equivalents, end	$139,332	$32,058

Telesis Technology Corporation
Statements of Cash Flows
(Unaudited)

	For the
	Three months ended
	March 31,
	2005		2004
Supplemental disclosures:
Interest paid	$4,308		$631
Income taxes paid	4,769	$	---
Non-cash investing and financing transactions - During the three months ended
March 31, 2005, the Company's major shareholder transferred inventory items to the Company. The inventory was valued at replacement cost in the amount of $457,561. The stockholder was credited with common stock and additional paid-in capital in the amount of $457,561.

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

Credit risk

The Company’s major customer is the Defense Department of the United States government.  Sales to the United States government represent approximately 79% of Company sales for the three months ended March 31, 2005.  No provision for uncollectible accounts has been established at March 31, 2005.

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

Note C – Property and equipment

Property and equipment consist of the following at March 31, 2005:

Land	$ 90,000
Building	443,033
Furniture, fixtures and equipment	85,483
618,516
Less – Accumulated depreciation	(18,493)
$600,023

Depreciation expense totaled $6,336 for the three months ended March 31, 2005.

Telesis Technology Corporation

Notes to Financial Statements

Note D – Related party transactions

The Company’s major stockholder transferred inventory items to the Company during the period.  The inventory was valued at replacement cost (since historical cost was unavailable) in the amount of $457,561.  The stockholder was credited with additional paid-in capital in the amount of $457,561 in exchange for the inventory.

The Company’s major stockholder has signed a personal guarantee for the mortgage debt and line of credit of the Company as described in Notes E and F.

Note E – Notes Payable

The Company has a revolving line of credit with a commercial bank.  The line of credit established on November 20, 2003 is in the amount of $50,000.  Interest on the line is due monthly and is at a rate of 1.5% over the index rate (Citibank, N.A. New York base rate).  The amount outstanding at March 31, 2005 is $32,029.

Note F – Long-Term Debt

Long-term debt consists of the following at March 31, 2005:

Real estate mortgage issued in the original amount of $250,500 payable at 6.00% interest.  The note is amortized over thirty years with monthly payments in the amount of $1,798.  The note is subject to an interest rate change based on 3% over the one year U.S. Treasury rate effective October 15, 2004.  The balance of the notes is due on October 15, 2014.  The note is secured by real estate.

$ 245,848
Real estate mortgage issued in the original amount of $88,000. The note is due in twenty quarterly installments of $4,400 beginning on January 31, 2005, with a final payment due on October 31, 2009. The mortgage was issued by the City of Superior, Nebraska. The note is secured by real estate.	83,600
Total long-term debt	329,448
Less – Current maturities	(34,648)
Long-term debt, net of current maturities	$ 294,800

The maturities of long-term debt are as follows:

2005	34,648
2006	25,344
2007	25,871
2008	26,328
2009	27,816
Later Years	189,441
$329,448

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

Note I – Sales

Sales consists of the following for the three months ended March 31, 2005:

Product sales to the United States government        $   523,960

Product sales to commercial entities                           137,267

$ 661,227

Note J – Income Tax Expense

Income tax expense consists of the following for the quarter ended March 31, 2005:

Federal and state income tax:

Current

$

22,100

Deferred

            2,000

                                              $ 24,100

Current income taxes are based on the annualized taxable income for the year.  Deferred income taxes, resulting from timing differences in the recognition of expenses for tax and financial reporting purposes.

Telesis Technology Corporation

Notes to Financial Statements

Note K – Employee Retirement Plan

The Company has adopted an employee retirement plan under which employees may defer a portion of their annual compensation pursuant to provisions of the Internal Revenue Code.  The Company can elect to contribute to the plan.  Substantially all employees who have completed at least one year of service are eligible to participate in the plan.  The Company has not elected to make a contribution to the plan for the quarter ended March 31, 2005.

Note L – Commitments

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

Note M – Common Stock

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

Overview

Telesis Technology Corporation is a diversified Aerospace & Defense Company which designs, tests, manufactures and markets semiconductor, electronic components and machined components and sub assemblies serving the aerospace and defense markets. Our defense industry products are used in specifically for the repair and maintenance of weapons systems, ground support, and equipment spares programs radar and electronic warfare equipment integrated into electronic systems for tactical aircraft, ships, ground systems, and missile systems.  The demand for products manufactured by us and used in the aerospace and defense industry has been growing at a fast pace during the last 2 years and is expected to continue to grow. This growth is attributable to an increase in demand for our products by the government and all prime contractors dealing with the government, as well as to our strategy to acquire market share by offering leading edge products.

Results of Operations

Telesis Technology Corporation results for the first quarter and three months ended March 31, 2005.

Sales revenue for the three months ended on March 31, 2005 was $ 661,226.00 compared with $ 348,127.00 for the same period ended a year earlier in 2004.  This was an increase of 90%.  Gross Profit for the three months ended on March 31, 2005 was $ 167,140.00 compared with $ 119,458.00 for the same period in 2004.

This was an increase of 40%.  Telesis Technology Corporation reported a net income before income taxes for the three months ended March 31, 2005 of $ 65,692.00 compared with $ 51,048.00 for the same period in 2004.  This was an increase of 29%.

Total Assets for the three months ended on March 31, 2005 were reported at $ 2,095,060.00 compared to $ 1,019,367.00 for the same period in 2004.  This was an increase of 106%  Total Liabilities for the three months ended March 31, 2005 were $ 670,024.00 compared to $ 287,682.00 which is an increase of 133%.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily from the founder and his initial and ongoing capital investments in the company and internally generated funds.  For the three months ended March 31, 2005 shareholders equity was reported at $ 1,425,036.00.

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

Revenue recognition.  We generate our revenue through the sale of products and services.  Our policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

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

Recording revenue from the sale of products and services involves the use of cost accounting estimates and management judgment. We must make a determination at the time of sale whether the customer has the ability to make payments in accordance with arrangements. While we do utilize past payment history, and, to the extent available for new customers, public credit information in making our assessment, the determination of whether collections is reasonably assured is ultimately a judgment decision that must be made by management.

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

PART II OTHER INFORMATION

Item 1.

Legal Proceedings

To the knowledge of Telesis Technology Corporation’s executive management and directors, the company is not party to any legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and the executive officers and directors know of no other threatened or contemplated legal proceedings or litigation.  To the company’s knowledge, there are no lawsuits nor were any lawsuits commenced against the company during the quarter ended March 31, 2005, nor did the company commence any lawsuits during the same period.

Item 2.

Changes in Securities and Use of Proceeds

UNREGISTERED SALE OF EQUITY SECURITIES

On January 4, 2005, the Company issued 6,000,000 shares of its common stock to Hasit Vibhakar, an officer of the Company, in exchange for a transfer of inventory valued at $463,561.44 USD. This issuance of common stock was issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933, as amended (the “Act”), as provided under Section 4(2) of the Act and the Common Stock shall be restricted securities that cannot be resold by the Purchaser without subsequent registration under the Act or the applicability of a secondary transactional exemption from the registration requirements of the Act (e.g. subject to the safe harbor guidelines and resale limitations as provided under Rule 144 of the Act). Hasit Vibhakar is currently the President of the Company. No general solicitation was used. Hasit Vibhakar is an accredited investor who negotiated the terms of the agreement directly with the non-interested officers of the Company. Hasit Vibhakar acknowledged in writing that these shares of common stock have restrictions on their transfer. The certificates to be issued to Hasit Vibhakar, pursuant to this transaction, will bear a restrictive legend and stop-transfer instructions will be placed with the Company's transfer agent.

Item 3.

Defaults upon Senior Securities

Not Applicable.

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were put forward to a vote of the security holders of the Company this quarter.

Item 5.

Other Information

Not Applicable.

Item 6.

Exhibits and Reports

All Exhibits or Form 8-K filed in the first quarter ended March 31, 2005 and incorporated herein by reference.

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Director of Finance Pursuant to 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Director of Finance Pursuant to 906 of the Sarbanes-Oxley Act of 2002.

(1)

Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K dated January 5, 2005.

(2)

Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K dated February 2, 2005.

(3)

Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K dated February 9, 2004.

(4)

Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10QSB dated February 11, 2005.

(5)

Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K dated February 17, 2005.

(6)

Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10QSB/A dated March 18, 2005.

(7)

Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K dated March 24, 2005.

(8)

Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K dated March 28, 2005.

(9)

Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10KSB dated March 30, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telesis Technology Corporation

Date:	May 9th, 2005.	/s/ Hasit Vibhakar
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

May 9th, 2005.

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

                                       /s/ Erwin Goodwin

                                       Name:   Erwin Goodwin

                                       Title:     Chief Financial Officer (CFO)

                                       Date:    May 9th, 2005.

Exhibit 32.1

                            CERTIFICATION PURSUANT TO

                       18 U.S.C. SECTION 1350, AS ADOPTED

                         PURSUANT TO SECTION 906 OF THE

                           SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Telesis Technology Corporation (the "Company") on Form 10-QSB for the three month period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Hasit Vibhakar, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1. the Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Hasit Vibhakar

Hasit Vibhakar

Chief Executive Officer

May 9th, 2005.

Exhibit 32.2

                            CERTIFICATION PURSUANT TO

                       18 U.S.C. SECTION 1350, AS ADOPTED

                         PURSUANT TO SECTION 906 OF THE

                           SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Telesis Technology Corporation (the "Company") on Form 10-QSB for the three month period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Erwin Goodwin, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1. the Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Erwin Goodwin

Erwin Goodwin

Chief Financial Officer

May 9th, 2005.