Form 10QSB
period 2005-06-30
Telesis Technology Corp
filed 2005-08-11
CIK 1290416

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [x]   No [  ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of June 30, 2005:  19,367,500 shares

Transitional Small Business Disclosure Format: Yes [   ]   No [x]

Telesis Technology Corporation

Index to Form 10QSB

PART  I

Financial Information

Item 1            .

          Financial Statements

Title Page

Report of Independent Registered Public Accounting Firm

Balance Sheet at June 30, 2005 & 2004

Stockholder’s Equity at June 30, 2005 & 2004

Statements of Operations at June 30, 2005 & 2004

Statements of Cash Flows at June 30, 2005 & 2004

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

Item 5.

Other Information

Item 6.

Exhibits and Reports

SIGNATURES

Telesis Technology Corporation

Balance sheets as of June 30, 2005 and 2004

Statements of Operations, and

Cash Flows for the three month

period ended June 30, 2005 and 2004.

Notes to the financial statements

E. Randall Gruber, CPA, PC

Certified Public Accountant                                           Telephone (314)238-1224

10805 Sunset Office Drive, Suite 300                                      Fax (314)238-1250

St. Louis, Missouri  63127

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Telesis Technology Corporation

I have reviewed the accompanying balance sheets of Telesis Technology Corporation as of June 30, 2005 and 2004 and the related statements of operations, and cash flows for the six months ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

August 8, 2005

Member:  American Institute of Certified Public Accountants

Registered:  Public Company Accounting Oversight Board (PCAOB)

Telesis Technology Corporation
Balance Sheets
(Unaudited)

ASSETS	June 30,
	2005	2004
Current assets
Cash and cash equivalents	$270,877	$188,343
Accounts receivable	419,734	162,685
Inventories	1,085,807	472,353
Prepaid expenses	2,311	-----

Total current assets	1,778,729	823,381
Property and equipment (at cost), net of accumulated
depreciation of $20,770, and $8,948 respectively	478,352	276,698

Other assets
Loan to shareholder	-----	5,247
Deposits	150	410

Total other assets	150	5,657

Total assets	2,257,231	1,105,736

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable	32,029	32,029
Accounts payable	371,051	79,393
Accrued income taxes	74,590	13,732
Current maturities of long-term debt	34,468	3,600

Total current liabilities	512,138	128,754

Long-term debt
Mortgages payable, net of current maturities	216,659	155,598

Deferred income taxes	30,302	6,070

Total liabilities	759,099	290,422

Telesis Technology Corporation
Balance Sheets
(Unaudited)
	June 30,
	2005	2004
Stockholders' equity
Preferred stock, $0.001 par value; 20,000,000
shares authorized; no shares issued and
outstanding	-----------	-----------
Common stock, $0.001 par value; 100,000,000
shares authorized, $1.00 par value;
19,367.500 and 13,367,500 shares
issued and outstanding	19,368	13,368
Additional paid-in capital	1,288,217	758,052
Retained earnings (accumulated deficit)	190,547	43,894
Total stockholders' equity	1,498,132	815,314

Total liabilities and stockholders' equity	$2,257,231	$1,105,736

Telesis Technology Corporation
Statements of Operations
(Unaudited)

	For the		For the
	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues
Aerospace	$794,078	$224,490	$1,318,038	$452,664
Commercial	140,979	102,156	278,245	222,109
Test lab	27,746	3,356	27,746	3,356

	962,803	330,002	1,624,029	678,129
Cost of Sales
Cost of goods sold	736,614	223,219	1,224,876	448,715
Freight	5,961	8,658	11,785	11,831

Total cost of sales	742,575	231,877	1,236,661	460,546

Gross margin	220,228	98,125	387,368	217,583

Operating expenses
Salaries and wages	87,128	44,490	150,004	85,326
Professional fees	3,667	8,145	5,552	9,829
Outside services	11,439	1,270	15,894	11,270
Utilities and telephone	4,697	3,610	9,621	5,126
Payroll taxes and employee benefits	10,349	4,013	19,026	8,184
Other taxes	831	---	2,208	373
Operating supplies	2,586	4,460	3,753	6,159
Depreciation	6,053	2,550	12,389	4,700
Office supplies	2,046	1,733	3,140	2,410
Dues and assessments	2,598	---	2,598	---
Repairs and maintenance	839	2,404	1,375	2,869
Advertising and promotion	885	325	1,755	742
Vehicle expense	1,830	1,158	3,211	2,315
Insurance	2,238	917	3,024	1,833
Other operating expenses	1,259	2,269	3,123	3,987

Total operating expenses	138,445	77,344	236,673	145,123

Income from operations	81,783	20,781	150,695	72,460

Telesis Technology Corporation
Statements of Operations
(Unaudited)

	For the		For the
	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Other income (expenses)
Gain on disposition of property and equipment	41,751	---	41,751	---
Interest income	819	---	1,098	---
Other income	6,978	---	7,787	---
Interest expense	(11,894)	(8,133)	(16,202)	(8,764)

Net other income over other expenses	37,654	(8,133)	34,434	(8,764)

Income before income taxes	119,437	12,648	185,129	63,696

Income taxes	46,341	4,080	70,441	19,802

Net income	$73,096	$8,568	$114,688	$43,894

Weighted average number of common shares
outstanding - basic and fully diluted	19,367,500	12,713,736	19,156,718	12,225,000

Net income per share - basic and fully diluted	$0.00	$0.00	$0.01	$0.00

Telesis Technology Corporation
Statements of Cash Flows
(Unaudited)

	For the
	Six months ended
	June 30,
	2005	2004
Operating activities
Net income (loss)	$114,688	$43,894
Adjustments to reconcile net income to
net cash provided by operating activities
Gain on disposition of property and equipment	(41,751)
Depreciation and amortization	10,245	4,700
Deferred income taxes	(5,163)	6,070

Changes in assets and liabilities
Accounts receivable	(200,655)	(1,379)
Prepaid expenses	(2,311)	5,000
Inventories	(119,711)	16,053
Accounts payable	316,341	(10,778)
Accrued income taxes	60,955	13,732

Net cash provided by operating activities	132,638	77,292

Investing activities
Expenditures for property and equipment	(11,848)	(150,321)
Proceeds from disposition of property and equipment	165,000
Loans to shareholder		(3,477)
Security deposit refund	260
Additional security deposits		(150)

Net cash provided by (used in) investing activities	153,412	(153,948)

Financing activities
Proceeds from issuance of long-term debt		125,029
Principal payments on long-term debt	(84,724)	(2,598)
Additional investment by shareholders		75,061

Net cash provided by financing activities	(84,724)	197,492

Net decrease in cash and cash equivalents	201,326	120,836

Telesis Technology Corporation
Statements of Cash Flows
(Unaudited)

Cash and cash equivalents, beginning	69,551	67,507

Cash and cash equivalents, end	$270,877	$188,343
Supplemental disclosures:
Interest paid	$16,202	$8,764
Non-cash investing and financing transactions - During the six months ended
June 30, 2005, the Company's major shareholder transferred inventory items to the Company. The inventory was valued at replacement cost in the amount of $457,561. The stockholder was credited with common stock and additional paid-in capital in the amount of $457,561

Telesis Technology Corporation

Notes to Financial Statements

Note A – Company overview and summary of significant accounting policies

Company overview

Telesis Technology Corporation is a publicly traded, multi-faceted, high technology company that designs, develops, tests, manufactures, and markets a diverse range of aerospace and defense products.  The Company is focused on providing product, system and service solutions for commercial and governmental customers.  The Company has four operating divisions – Governmental and Commercial Products Division CPD) Telesis Aerospace; Telesis Test Labs; and Telesis RF.

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

Revenue recognition

The Company derives its revenues primarily from product sales, testing services, and from packaging and preservation services.  Products shipped to commercial customers are FOB shipping point.  Title to the product passes to the customer upon shipment, and the revenue is recognized upon shipment.

The Company has no long-term sales contracts.

Products shipped to governmental customers are FOB destination.  Title to the product passes to the governmental unit upon acceptance (normally three to five business days).  Revenue is recognized upon shipment.

Cash and cash equivalents

The Company considers all highly liquid investments with a remaining maturity at the date of purchase/investment of three months or less to be cash equivalents.  Cash and cash equivalents comprise cash and cash on deposit with banks.

Credit risk

The Company’s major customer is the Defense Department of the United States government.  Sales to the United States government represent approximately 81% of Company sales for the six months ended June 30, 2005.  No provision for uncollectible accounts has been established at June 30, 2005.

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

Note B – Inventories

Inventories consist of the cost of parts, components, material, labor and manufacturing overhead used in the performance of services for customers, and are stated at the lower of cost or market on a FIFO (first-in, first-out) basis.  Inventory transferred to the Company by its major stockholders was valued at replacement cost since historical cost was not available.

Note C – Property and equipment

Property and equipment consist of the following at June 30, 2005:

Land

$  90,000

                             Building                                                      318,659

Furniture, fixtures and equipment                    92,463

   501,122

Less – Accumulated depreciation

 (22,770)

$478,352

Depreciation expense totaled $12,389 for the six months ended June 30, 2005.

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

Note E – Notes Payable

The Company has a revolving line of credit with a commercial bank.  The line of credit established on November 20, 2003 is in the amount of $50,000.  Interest on the line is due monthly and is at a rate of 1.5% over the index rate (Citibank, N.A. New York base rate).  The effective rate is 7.75% at June 30, 2005 and the amount outstanding at June 30, 2005 is $32,029.  The line of credit does not have an expiration date.

Note F – Long-Term Debt

Long-term debt consists of the following at June 30, 2005:

Real estate mortgage issued in the original amount of $250,500 payable at 6.00% interest.  The note is amortized over thirty years with monthly payments in the amount of $1,798.  The note is subject to an interest rate change based on 3% over the one year U.S. Treasury rate effective October 15, 2004.  The balance of the notes is due on October 15, 2014.  The note is secured by real estate.

$ 171,927
Real estate mortgage issued in the original amount of $88,000. The note is due in twenty quarterly installments of $4,400 beginning on January 31, 2005, with a final payment due on October 31, 2009. The mortgage was issued by the City of Superior, Nebraska. The note is secured by real estate.	79,200
Total long-term debt	251,127
Less – Current maturities	(34,468)
Long-term debt, net of current maturities	$ 216,659

The maturities of long-term debt are as follows:

2005 -

2006

  $

 34,468

2006 -

2007

 35,098

2007 -

2008

 35,548

          2008 -

2009

 35,998

2009 - 2010              36,448

                                                                   Later Years               39,099

            $     216,659

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

Note I – Segment Reporting

The Company has two reportable segments consisting of the aerospace division, and the commercial products division.  The Company evaluates performance based on sales, gross profit margins and operating profit before income taxes.  The following information is for the Company’s reportable segments for the six months ended June 30, 2005 (in thousands):

Aerospace             Commercial

 Segment                Segment                       Total

                                               ($)                         ($)                       ($)

                Revenue                1,318                      278                        1,596

                Cost of sales          1,047                      184                        1,231

                Identifiable assets      427                      353                          510

Note J – Income Tax Expense

Income tax expense consists of the following for the quarter ended June 30, 2005:

Federal and state income tax:

Federal

 $

60,396

State                      10,045

                                        $       70,441

Telesis Technology Corporation

Notes to Financial Statements

Current income taxes are based on the annualized taxable income for the year.  Deferred income taxes, resulting from timing differences in the recognition of expenses for tax and financial reporting purposes, primarily depreciation.

Note K – Employee Retirement Plan

The Company has adopted an employee retirement plan under which employees may defer a portion of their annual compensation pursuant to provisions of the Internal Revenue Code.  The Company can elect to contribute to the plan.  Substantially all employees who have completed at least one year of service are eligible to participate in the plan.  The Company has not elected to make a contribution to the plan for the six months ended June 30, 2005.

Note L – Commitments

The Company entered into an agreement with the City of Superior, Nebraska to purchase an industrial shell building and (15) fifteen acres of real estate with no interest financing.  As part of the agreement the Company has committed that it will have a minimum of five full-time employees with three of those employees being low to moderate income.  All of the employees will have a base salary of not less than $8.25 per hour plus benefits.  The commitment is to be fulfilled by the conclusion of the first year of operation.  The purchase price of the building and land is $110,000.

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This filing contains forward-looking statements, which involve risks and uncertainties.  Our actual future results may differ materially from the results discussed in the forward-looking statements.  When used in this report, the words “expects” “anticipates” and “estimates” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us include, but are not limited to:

•      our ability to finance our activities and maintain our financial liquidity;

•      our ability to attract and retain qualified, knowledgeable employees;

•      the impact of general economic conditions on our business;

•      postponements, reductions, or cancellations in orders from customers;

•      the limited number of potential customers for our products;

•      the variability in gross margins on our products;

•      our ability to design  and market new products successfully;

•      our failure to acquire new customers in the future;

•      deterioration of business and economic conditions in our markets;

•      intensely competitive industry conditions with increasing price competition;

•      the rate of growth in the aerospace and defense markets.

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

Results of Operations

Telesis Technology Corporation results for the second quarter and three months ended June 30, 2005.

Sales revenue for the three months ended on June 30, 2005 was $ 962,803.00 compared with $ 330,002.00 for the same period ended a year earlier in 2004.  This was an increase of 192%.  Gross Profit for the three months ended on June 30, 2005 was $ 220,228.00 compared with $ 98,125.00 for the same period in 2004.  This was an increase of 124%.

Telesis Technology Corporation reported a net income before income taxes for the three months ended June 30, 2005 of $ 119,437.00 compared with $ 12,648.00 for the same period in 2004.  This was an increase of 844%.

Total Assets for the three months ended on June 30, 2005 were reported at $2,257,231.00 compared to $ 1,105,736.00 for the same period in 2004.  This was an increase of 104%  Total Liabilities for the three months ended June 30, 2005 were $759,099.00 compared to $ 290,422.00 for the same period in 2004.  This was an increase of 161%.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily from the founder and his initial and ongoing capital investments in the company and internally generated funds.  For the three months ended June 30, 2005 shareholders equity was reported at $ 1,498,132.00.

The company has been able to pay its expenses and costs through profitable operations.  The company needs to raise additional funds through the sale of its common stock or borrowing in order to maintain existing operations, accelerate growth and maintain a competitive edge against our competitors by increasing R&D, Sales and New product introductions.  Our future liquidity will depend on numerous factors, including the extent to which our present and future products gain market acceptance, the costs of sales, marketing and manufacturing activities, the cost, timing and business management of current and potential acquisitions and contingent liabilities associated with such acquisitions, and the extent to which products under development are successfully developed.  If necessary, we may be required to raise additional capital in the future through one or more of the following: (1) sale of equity or debt securities; (2) obtaining new loans; or (3) sale of assets, products or marketing rights. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders.

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

Allowance for Doubtful Accounts.  We may possibly maintain specific allowance for doubtful accounts receivable based on customer-specific allowances. Specific allowances are maintained for customers which are determined to have a high degree of collection risk based on such factors, among others, as: (i) the aging of the accounts receivable balance; (ii) the customer’s past payment experience; or (iii) a deterioration in the customer’s financial condition, evidenced by weak financial condition and/or continued poor operating results, reduced credit ratings, and/or a bankruptcy filing.  A considerable amount of judgment is required in assessing the collection of accounts receivables. Should any of the factors considered in determining the adequacy of the overall specific allowance change, an adjustment to the provision for doubtful accounts receivable may be necessary.

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

PART II OTHER INFORMATION

Item 1.

Legal Proceedings

To the knowledge of Telesis Technology Corporation’s executive management and directors, the company is not party to any legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and the executive officers and directors know of no other threatened or contemplated legal proceedings or litigation.  To the company’s knowledge, there are no lawsuits nor were any lawsuits commenced against the company during the quarter ended June 30, 2005, nor did the company commence any lawsuits during the same period.

Item 2.

Changes in Securities and Use of Proceeds

Not Applicable.

Item 3.

Defaults upon Senior Securities

Not Applicable.

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were put forward to a vote of the security holders of the Company this quarter.

Item 5.

Other Information

Not Applicable.

Item 6.

Exhibits and Reports

All Exhibits or Form 8-K filed in the first quarter ended June 30, 2005 and incorporated herein by reference.

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002.

(1)

Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K dated April 4, 2005.

(2)

Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K dated April 11, 2005.

(3)

Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10SB12G/A dated April 15, 2004.

(4)

Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10QSB dated May 9, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telesis Technology Corporation

Date:	August 9th, 2005.	/s/ Hasit Vibhakar
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

August 9th, 2005.

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

                                       Date:    August 9th, 2005.

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

August 9th, 2005.

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

August 9th, 2005.