Form 10QSB/A
period 2005-10-31
Telesis Technology Corp
filed 2005-11-02
CIK 1290416

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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

The Registrant is filing this Form 10-QSB/A to clarify that the Registrant’s Controls and Procedures were effective as of the end of the period covered by this Form 10-QSB/A; to clarify the Reports on Form 8-K filed during the period covered by this report and to include the required certifications of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Regulation S-B, Items 601(b)(31) and (b)(32). Other than those items listed above which the Registrant has updated and revised, all other sections of this Amended Report on Form 10-QSB, unless otherwise stated, remain the same as originally filed by the Registrant on May 5, 2005, and investors should review the Registrant's most recent filings for updated information on the operations and financial condition of the Registrant.

Telesis Technology Corporation

Index to Form 10QSB/A

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

The maturities of long-term debt are as follows:

2005

 34,648

2006

 25,344

2007

 25,871

2008

 26,328

          2009              27,816

                                                                      Later Years

                             189,441

             $     329,448

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

Revenue recognition.  We generate our revenue through the sale of products and services.  Our policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

•                  Persuasive evidence of an arrangement exists;

•                  Delivery has occurred or services have been rendered;

•                  Price is fixed or determinable; and

•                  Collectibility and Fund Collections is reasonably assured

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

•

industry-specific factors (including the reliance upon growth of the aerospace and defense market sectors, significant competition characterized by rapid technological change, new product development, product obsolescence, and significant price erosion over the life of a product);

•

our ability to timely develop and produce commercially viable products at competitive prices;

•

our ability to produce products which meet the quality standards of both existing and potential new customers;

•

our ability to accurately anticipate customer demand;

•

the availability and cost of components and raw materials;

•

the impact of worldwide economic and political conditions on our business; and

•

the ability to integrate current and potential future acquisitions into our existing operations.

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

Item 3.

      Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by our last Annual Report on Form 10-KSB and up to and including the end of the period covered by this Quarterly Report on Form 10-QSB/A (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

( )

(b)

Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during the last fiscal year and/or up to and including the date of this filing that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. ~~Evaluation of disclosure controls and procedures.  Based on the evaluation of the company’s disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our (CEO) Chief Executive Officer and (CFO) Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.~~

~~( )~~

~~Changes in internal controls.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.~~

PART II OTHER INFORMATION

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

Item 5.

Other Information

Not Applicable.

Item 6.

Exhibits and Reports

All Exhibits or Form 8-K filed in the first quarter ended March 31, 2005 and incorporated herein by reference.

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of ~~Director of Finance~~ Chief Financial Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of ~~Director of Finance~~ Chief Financial Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002.

~~(0)~~

~~Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K dated January 5, 2005.~~

~~(0)~~

~~Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K dated February 2, 2005.~~

~~(0)~~

~~Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K dated February 9, 2004.~~

~~(0)~~

~~Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10QSB dated February 11, 2005.~~

~~(0)~~

~~Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K dated February 17, 2005.~~

~~(0)~~

~~Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10QSB/A dated March 18, 2005.~~

~~(0)~~

~~Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K dated March 24, 2005.~~

~~(0)~~

~~Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K dated March 28, 2005.~~

~~(0)~~

~~Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10KSB dated March 30, 2005.~~

The Company filed the following reports on Form 8-K during the first quarter ended March 31, 2005:

(1) January 5, 2005 – Reporting the Company’s new principal offices;

(2) February 2, 2005 – Reporting the filing of a press release regarding new orders for the Company’s products;

(3) February 9, 2005 – Reporting the filing of a press release regarding the Company’s third quarter results from 2004;

(4) February 17, 2005 – Reporting the filing of a press release regarding the Company’s plans for future growth;

(5) March 24, 2005 – Reporting the transfer by our Chief Executive Officer of approximately $463,000 in inventory to the Company in return for 6,000,000 shares of the Company’s common stock; and

(6) March 28, 2005 – Reporting the filing of a press release regarding the Company’s year end report for 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telesis Technology Corporation

Date:	October 31 ~~May 9th__________~~ , 2005.	/s/ Hasit Vibhakar
Hasit Vibhakar
Chairman of the Board, President and Chief Executive Officer

Exhibit 31.1

~~CERTIFICATION~~

~~I, Hasit Vibhakar, Chief Executive Officer, certify that:~~

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Hasit Vibhakar, certify that:

1.

I have reviewed this Quarterly Report on Form 10-QSB/A of Telesis Technology Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238;

c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

~~1.~~

~~I have reviewed this quarterly report on Form 10-QSB of Telesis Technology~~

~~Corporation;~~

~~2.~~

~~Based on my knowledge, this quarterly report does not contain any~~

~~untrue statement of a material fact or omit to state a material fact~~

~~necessary to make the statements made, in light of the circumstances~~

~~under which such statements were made, not misleading with respect to~~

~~the period covered by this quarterly report;~~

~~3.~~

~~Based on my knowledge, the financial statements, and other financial~~

~~information included in this quarterly report, fairly present in all~~

~~material respects the financial condition, results of operations and~~

~~cash flows of the registrant as of, and for, the periods presented in~~

~~this quarterly report;~~

~~4.~~

~~The registrant's other certifying officer and I am responsible for~~

~~establishing and maintaining disclosure controls and procedures (as~~

~~defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal~~

~~control over financial reporting (as defined in Exchange Act Rules 13a~~

~~- 15(f) and 15d - 15(f)) for the registrant and have:~~

~~a)~~

~~Designed such disclosure controls and procedures, or caused such~~

~~disclosure controls and procedures to be designed under our~~

~~supervision, to ensure that material information relating to the~~

~~registrant, including its consolidated subsidiaries, is made known to~~

~~us by others within those entities, particularly during the period in~~

~~which this quarterly report is being prepared;~~

~~b)~~

~~Designed such internal control over financial reporting, or caused such~~

~~internal control over financial reporting to be designed under our~~

~~supervision, to provide reasonable assurance regarding the reliability~~

~~of financial reporting and the preparation of financial statements for~~

~~external purposes in accordance with generally accepted accounting~~

~~principles;~~

~~c)~~

~~Evaluated the effectiveness of the registrant's disclosure controls and~~

~~procedures and presented in this report our conclusions about the~~

~~effectiveness of the disclosure controls and procedures, as of the end~~

~~of the period covered by this report based on such evaluation; and~~

~~d)~~

~~Disclosed in this report any change in the registrant's internal~~

~~control over financial reporting that occurred during the registrant's~~

~~most recent fiscal quarter (the registrant's fourth fiscal quarter in~~

~~the case of an annual report) that has materially affected, or is~~

~~reasonably likely to materially affect, the registrant's internal~~

~~control over financial reporting; and~~

~~5.~~

~~The registrant's other certifying officer and I have disclosed, based~~

~~on our most recent evaluation of internal control over financial~~

~~reporting, to the registrant's auditors and the audit committee of the~~

~~registrant's board of directors (or persons performing the equivalent~~

~~function):~~

~~a)~~

~~All significant deficiencies and material weaknesses in the design or~~

~~operation of internal control over financial reporting which are~~

~~reasonably likely to adversely affect the registrant's ability to~~

~~record, process, summarize and report financial information; and~~

~~b)~~

~~Any fraud, whether or not material, that involves management or other~~

~~employees who have a significant role in the registrant's internal~~

~~control over financial reporting.~~

                                       /s/ Hasit Vibhakar

                                       Name:   Hasit Vibhakar

                                       Title:     Chairman, CEO & President

                                       Date:

~~May 9th~~ October 31 ~~_____________~~ , 2005.

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

 ~~CERTIFICATION~~

I, Shefali Vibhakar ~~Erwin Goodwin~~ , Chief Financial Officer, certify that:

1.

I have reviewed this Quarterly Report on Form 10-QSB/A of Telesis Technology Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238;

c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

~~1.~~

~~I have reviewed this quarterly report on Form 10-QSB of Telesis Technology~~

~~Corporation;~~

~~2.~~

~~Based on my knowledge, this quarterly report does not contain any~~

~~untrue statement of a material fact or omit to state a material fact~~

~~necessary to make the statements made, in light of the circumstances~~

~~under which such statements were made, not misleading with respect to~~

~~the period covered by this quarterly report;~~

~~3.~~

~~Based on my knowledge, the financial statements, and other financial~~

~~information included in this quarterly report, fairly present in all~~

~~material respects the financial condition, results of operations and~~

~~cash flows of the registrant as of, and for, the periods presented in~~

~~this quarterly report;~~

~~4.~~

~~The registrant's other certifying officer and I am responsible for~~

~~establishing and maintaining disclosure controls and procedures (as~~

~~defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal~~

~~control over financial reporting (as defined in Exchange Act Rules 13a~~

~~- 15(f) and 15d - 15(f)) for the registrant and have:~~

~~a)~~

~~Designed such disclosure controls and procedures, or caused such~~

~~disclosure controls and procedures to be designed under our~~

~~supervision, to ensure that material information relating to the~~

~~registrant, including its consolidated subsidiaries, is made known to~~

~~us by others within those entities, particularly during the period in~~

~~which this quarterly report is being prepared;~~

~~b)~~

~~Designed such internal control over financial reporting, or caused such~~

~~internal control over financial reporting to be designed under our~~

~~supervision, to provide reasonable assurance regarding the reliability~~

~~of financial reporting and the preparation of financial statements for~~

~~external purposes in accordance with generally accepted accounting~~

~~principles;~~

~~c)~~

~~Evaluated the effectiveness of the registrant's disclosure controls and~~

~~procedures and presented in this report our conclusions about the~~

~~effectiveness of the disclosure controls and procedures, as of the end~~

~~of the period covered by this report based on such evaluation; and~~

~~d)~~

~~Disclosed in this report any change in the registrant's internal~~

~~control over financial reporting that occurred during the registrant's~~

~~most recent fiscal quarter (the registrant's fourth fiscal quarter in~~

~~the case of an annual report) that has materially affected, or is~~

~~reasonably likely to materially affect, the registrant's internal~~

~~control over financial reporting; and~~

~~5.~~

~~The registrant's other certifying officer and I have disclosed, based~~

~~on our most recent evaluation of internal control over financial~~

~~reporting, to the registrant's auditors and the audit committee of the~~

~~registrant's board of directors (or persons performing the equivalent~~

~~function):~~

~~a)~~

~~All significant deficiencies and material weaknesses in the design or~~

~~operation of internal control over financial reporting which are~~

~~reasonably likely to adversely affect the registrant's ability to~~

~~record, process, summarize and report financial information; and~~

~~b)~~

~~Any fraud, whether or not material, that involves management or other~~

~~employees who have a significant role in the registrant's internal~~

~~control over financial reporting.~~

                                       /s/ ~~Erwin Goodwin~~ Shefali Vibhakar

                                       Name:   Shefali Vibhakar         ~~Erwin Goodwin~~

                                       Title:     Chief Financial Officer (CFO)

                                       Date:     ~~May 9th,~~ October 31 ~~____________~~  , 2005.

Exhibit 32.1

                            ~~CERTIFICATION PURSUANT TO~~

                       ~~18 U.S.C. SECTION 1350, AS ADOPTED~~

                         ~~PURSUANT TO SECTION 906 OF THE~~

                           ~~SARBANES-OXLEY ACT OF 2002~~

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT

TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Hasit Vibhakar, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Telesis Technology Corporation on Form 10-QSB/A for the quarterly period ended March 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB/A fairly presents in all material respects the financial condition and results of operations of Telesis Technology Corporation. ~~In connection with the Quarterly Report of Telesis Technology Corporation (the~~

~~"Company") on Form 10-QSB for the three month period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof~~

~~(the "Report"), I, Hasit Vibhakar, Chief Executive Officer of the Company,~~

~~certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906~~

~~of the Sarbanes-Oxley Act of 2002, that to my knowledge:~~

~~1. the Report fully complies with the requirement of Section 13(a) or 15(d) of~~

   ~~the Securities Exchange Act of 1934: and~~

~~2. the information contained in the Report fairly presents, in all material~~

   ~~respects, the financial condition and result of operations of the Company.~~

/s/ Hasit Vibhakar

Hasit Vibhakar

Chief Executive Officer

~~May 9th,~~ October 31 ~~_____________~~ , 2005.

Exhibit 32.2

                            ~~CERTIFICATION PURSUANT TO~~

                       ~~18 U.S.C. SECTION 1350, AS ADOPTED~~

                         ~~PURSUANT TO SECTION 906 OF THE~~

                           ~~SARBANES-OXLEY ACT OF 2002~~

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT

TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Shefali Vibhakar, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Telesis Technology Corporation on Form 10-QSB/A for the quarterly period ended March 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB/A fairly presents in all material respects the financial condition and results of operations of Telesis Technology Corporation.

~~In connection with the Quarterly Report of Telesis Technology Corporation (the~~

~~"Company") on Form 10-QSB for the three month period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof~~

~~(the "Report"), I, Erwin Goodwin, Chief Financial Officer of the Company,~~

~~certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906~~

~~of the Sarbanes-Oxley Act of 2002, that to my knowledge:~~

~~1. the Report fully complies with the requirement of Section 13(a) or 15(d) of~~

   ~~the Securities Exchange Act of 1934: and~~

~~2. the information contained in the Report fairly presents, in all material~~

   ~~respects, the financial condition and result of operations of the Company.~~

/s/ Shefali Vibhakar         ~~Erwin Goodwin~~

Shefali Vibhakar

~~Erwin Goodwin~~

Chief Financial Officer

~~May 9th~~ October 31 ~~___________~~ , 2005.