Form 10QSB/A
period 2005-10-31
Telesis Technology Corp
filed 2005-11-02
CIK 1290416

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB /A

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

The Registrant is filing this Form 10-QSB/A to clarify that the Registrant’s Controls and Procedures were effective as of the end of the period covered by this Form 10-QSB/A; to clarify the Reports on Form 8-K filed during the period covered by this report and to include the required certifications of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Regulation S-B, Items 601(b)(31) and (b)(32). Other than those items listed above which the Registrant has updated and revised, all other sections of this Amended Report on Form 10-QSB/A, unless otherwise stated, remain the same as originally filed by the Registrant on August 11, 2005, and investors should review the Registrant's most recent filings for updated information on the operations and financial condition of the Registrant.

Telesis Technology Corporation

Index to Form 10QSB /A

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

Note C – Property and equipment

Property and equipment consist of the following at June 30, 2005:

Land

$    90,000

Building                                                        318,659

Furniture, fixtures and equipment                      92,463

     501,122

Less – Accumulated depreciation

  (22,770)

$   478,352

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

Note I – Segment Reporting

The Company has two reportable segments consisting of the aerospace division, and the commercial products division.  The Company evaluates performance based on sales, gross profit margins and operating profit before income taxes.  The following information is for the Company’s reportable segments for the six months ended June 30, 2005 (in thousands):

	Aerospace Segment ($)	Commercial Segment ($)	Total ($)
Revenue	1,318	278	1,596
Cost of sales	1,047	184	1,231
Identifiable assets	427	353	510

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

~~(0)~~

~~Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K dated April 4, 2005.~~

~~(0)~~

~~Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K dated April 11, 2005.~~

~~(0)~~

~~Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10SB12G/A dated April 15, 2004.~~

~~(0)~~

~~Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10QSB dated May 9, 2005.~~

The Company filed the following Reports on Form 8-K during the quarter ended June 30, 2005:

(1)

April 4, 2004 – Reporting that the Company filed a press release announcing it had filed it Annual Report on Form 10-KSB for the year ended December 31, 2004; and

(2) April, 11, 2004 – Reporting that the Company filed a press release announcing it had filed an amended press release to a press release filed by the Company on August 9, 2004, regarding the use of the term “initial public offering” by the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telesis Technology Corporation

Date:	October 31 ~~__________~~ , 2005.	/s/ Hasit Vibhakar
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

I, Shefali Vibhakar, Chief Financial Officer, certify that:

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

                                       /s/ Shefali Vibhakar

                                       Name:   Shefali Vibhakar

                                       Title:     Chief Financial Officer (CFO)

                                       Date:    October 31 ~~____________~~ , 2005.

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT

TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Hasit Vibhakar, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Telesis Technology Corporation on Form 10-QSB/A for the quarterly period ended June 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB/A fairly presents in all material respects the financial condition and results of operations of Telesis Technology Corporation.

/s/ Hasit Vibhakar

Hasit Vibhakar

Chief Executive Officer

October31 ~~_____________~~ , 2005.

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT

TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Shefali Vibhakar, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Telesis Technology Corporation on Form 10-QSB/A for the quarterly period ended June 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB/A fairly presents in all material respects the financial condition and results of operations of Telesis Technology Corporation.

/s/ Shefali Vibhakar

Shefali Vibhakar

Chief Financial Officer

October 31 ~~___________~~ , 2005.

~~SIGNATURES~~

~~In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.~~

~~Telesis Technology Corporation~~

~~Date:~~ 	~~August 9th, 2005.~~ 	~~/s/ Hasit Vibhakar~~
~~Hasit Vibhakar~~
~~Chairman of the Board, President and Chief Executive Officer~~

~~Exhibit 31.1~~

                                  ~~CERTIFICATION~~

~~I, Hasit Vibhakar, Chief Executive Officer, certify that:~~

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

~~record, process, summarize and report financial information; and~~

~~b)~~

~~Any fraud, whether or not material, that involves management or other~~

~~employees who have a significant role in the registrant's internal~~

~~control over financial reporting.~~

                                       ~~/s/ Hasit Vibhakar~~

                                       ~~Name:    Hasit Vibhakar~~

                                       ~~Title:      Chairman, CEO & President~~

                                       ~~Date:~~

~~August 9th, 2005.~~

~~Exhibit 31.2~~

                                  ~~CERTIFICATION~~

~~I, Erwin Goodwin, Chief Financial Officer, certify that:~~

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

~~f the period covered by this report based on such evaluation; and~~

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

~~record, process, summarize and report financial information; and~~

~~b)~~

~~Any fraud, whether or not material, that involves management or other~~

~~employees who have a significant role in the registrant's internal~~

~~control over financial reporting.~~

                                       ~~/s/ Erwin Goodwin~~

                                       ~~Name:    Erwin Goodwin~~

                                       ~~Title:      Chief Financial Officer (CFO)~~

                                       ~~Date:     August 9th, 2005.~~

~~Exhibit 32.1~~

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

~~1. the Report fully complies with the requirement of Section 13(a) or 15(d) of~~

   ~~the Securities Exchange Act of 1934: and~~

~~2. the information contained in the Report fairly presents, in all material~~

   ~~respects, the financial condition and result of operations of the Company.~~

~~/s/ Hasit Vibhakar~~

~~Hasit Vibhakar~~

~~Chief Executive Officer~~

~~August 9th, 2005.~~

~~Exhibit 32.2~~

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

~~/s/ Erwin Goodwin~~

~~Erwin Goodwin~~

~~Chief Financial Officer~~

~~August 9th, 2005.~~