Form 10QSB/A
period 2005-10-31
Telesis Technology Corp
filed 2005-11-02
CIK 1290416

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. ~~#~~ 2 ~~1~~

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

The Registrant is filing this Form 10-QSB/A to clarify that the Registrant’s Controls and Procedures were effective as of the end of the period covered by this Form 10-QSB/A; to clarify the Reports on Form 8-K filed during the period covered by this report and to include the required certifications of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Regulation S-B, Items 601(b)(31) and (b)(32). Other than those items listed above which the Registrant has updated and revised, all other sections of this Amended Report on Form 10-QSB/A, unless otherwise stated, remain the same as originally filed by the Registrant on March 18, 2005, and investors should review the Registrant's most recent filings for updated information on the operations and financial condition of the Registrant.

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

Telesis Technology Corporation
Statements of Operations
(Unaudited)

	For the
	Nine months ended
	30-Sep
	2004	2003
Revenues
Sales	$938,327	$420,010

Cost of sales
Cost of goods sold	569,802	307,536
Freight	17,169	5,946

Total cost of sales	586,971	313,482

Gross profit	351,356	106,528

Operating expenses
Salaries and wages	146,179	23,020
Professional fees	12,662	2,508
Outside services	16,770	1,056
Payroll taxes and employee benefits	14,894	2,426
Operating supplies	12,406	2,536
Utilities and telephone	8,699	5,217
Depreciation and amortization	8,150	2,726
Office supplies	5,195	1,346
Repairs and maintenance	4,021	1,566
Advertising and promotion	2,340	2,015
Auto expense	3,523
Insurance	2,749
Travel	2,308	168
Dues and subscriptions	1,570	261
Other operating expenses	3,924	835
Total operating expenses	245,390	45,680

Income (loss) from operations	105,966	60,848
Other income (expenses)
Interest income.	300
Interest expense	-11,670	4,686

Net other expense	$-11,370	$4,686

Income before income taxes	94,596	56,162

Telesis Technology Corporation
Statements of Operations
(Unaudited)

	For the
	Nine months ended
	30-Sep
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

Credit risk

The Company's major customer is the Defense Department of the United States government.  Sales to the United States government represent approximately  65% of Company sales for the nine months ended September 30, 2004.  No  provision for uncollectible accounts has been established at September 30, 2004.

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

$ 65,912
Real estate mortgage note issued in the original amount of $182,782 payable at 6.25% interest. The note is amortized over thirty years with monthly payments in the amount of $685. The note is subject to an interest rate change based on 3.00% over the three year U.S. Treasury rate every thirty-six months effective September 1, 2007. The balance of the note is due on September 1, 2014. The note is secured by real estate.	182,782
Total long-term debt	248,694

Less-Current maturities	(7,200)
Long-term debt, net of current maturities	$ 241,494

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

The Company filed no reports on Form 8-K during the first quarter ended September 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telesis Technology Corporation

Date:	__________October 31, 2005.	/s/ Hasit Vibhakar
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

_____________October 31, 2005.

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

                                       Date:    ____________October 31, 2005.

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT

TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Hasit Vibhakar, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Telesis Technology Corporation on Form 10-QSB/A for the quarterly period ended September 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB/A fairly presents in all material respects the financial condition and results of operations of Telesis Technology Corporation.

/s/ Hasit Vibhakar

Hasit Vibhakar

Chief Executive Officer

_____________October 31, 2005.

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT

TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Shefali Vibhakar, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Telesis Technology Corporation on Form 10-QSB/A for the quarterly period ended September 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB/A fairly presents in all material respects the financial condition and results of operations of Telesis Technology Corporation.

/s/ Shefali Vibhakar

Shefali Vibhakar

Chief Financial Officer

___________October 31, 2005.