Form 10KSB
Telesis Technology Corp
filed 2005-11-03
CIK 1290416

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549


FORM 10-KSB/A

Amendment  No. 1


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


This Amended Form 10-KSB is being filed by the Registrant to include revised financial information for the periods ended December 31, 2004 and 2003, to clarify that the Registrant’s Controls and Procedures were effective as of the time periods covered by the Registrant’s Annual Report on Form 10-KSB, and to include the required certifications provided by Regulation S-B, Items 601(b)(31) and (b)(32).  Other than those items listed above which the Registrant has updated and revised, all other sections  of this Amended Report on Form 10-KSB, unless otherwise stated, remain the  same  as  originally  filed by the Registrant on March 30, 2005, and investors should  review  the  Registrant's most recent filings for updated information on the operations, executives and officers, and financial condition of the Registrant.


Telesis Technology Corporation


Index to Form 10KSB/A


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


Item 8.

Changes In and Disagreements with Accountants

on Accounting and Financial Disclosure

Item 8A.

Disclosure Controls and Procedures

PART III

Item 9.

Directors, Executive Officers, Promoters and Control

Persons/Compliance with 16(a) of the Securities Exchange Act

Item 10.

Executive Compensation

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Item 12.

Certain Relationships and Related Transactions

Item 13.

Exhibits and Reports on Form 8-K

Item 14.

Principal Accountant Fees and Services

SIGNATURES


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

Future Acquisitions

As part of our business strategy, we expect to review acquisition prospects that would implement our overall corporate business strategy or offer other growth opportunities. While we have no current agreements and no active negotiations underway with respect to any acquisitions, we may acquire businesses, products or technologies in the future. In the event of future acquisitions, we could:

•	use a significant portion of our available cash;
•	issue equity securities, which would dilute current stockholders’ percentage ownership;

•	incur substantial debt;
•	incur or assume contingent liabilities, known or unknown;

•	incur amortization expenses related to intangibles; and
•	incur large, immediate accounting write-offs.

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

•

The Company’s headquarters and product distribution center is located in an industrial building at 1611 12th Street East, Unit A, Palmetto, FL 34221 USA, and consists of approximately 6000 square feet. The Company is the owner of this facility.

• The Company’s National Distribution and Assembly center is located in Superior, Nebraska and is as follows:

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


	Year Ended December 31,
	2003		2004
	(Dollars in thousands)
Revenues
Telesis Aerospace	$476	66.0%	$1,131	73.2%
Commercial Products Division (CPD)	245	34.0	391	25.3
Telesis Test Labs	0	0.0	23	1.5

Total net sales	721	100.0	1,545	100.0
Cost of goods sold	518	71.8	1,033	66.8

Gross profit (loss)	203	28.1	512	33.1
Operating expenses:
Selling, general and administrative	117	16.2	401	25.9

Operating profit (loss)	86	11.9	111	7.2
Other (expense), net	(5)	0.6	14	0.9
(Loss) profit before income taxes	80	11.1	125	8.1

Income tax expense	--	0.0	49	3.2

Net profit (loss)	$80	11.1%	$76	4.9%


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


Assets

.

Total assets for 2004 were reported at $ 1,391,573.00 compared to $502,301.00 for 2003.  This was an increase of 177%.

Liquidity and Capital Resources

At December 31, 2004, our total current assets were $791,165, which included $69,551 of cash and cash equivalents, $219,079 of accounts receivable and $502,535 of inventories.  We also had $590,606 of property and equipment (at cost)



net of accumulated depreciation of $12,302 and other assets of $9,802, for total assets of $1,391,573 as of December 31, 2004.

At December 31, 2004, our total current liabilities were $120,444, which included $32,029 of notes payable, $54,710 of accounts payable, $13,635 of accrued income taxes and $20,070 of current maturities of long term debt.  We also had $315,781 of long term debt, consisting of mortgage payable, net of current maturities and deferred income taxes of $35,465, for total liabilities of $471,690 as of December 31, 2004.

Our Chief Executive Officer, Hasit Vibhakar has personally guaranteed our mortgage debt, which totaled $335,851 as of December 31, 2004, and includes two real estate mortgages, one with an original amount of $250,000, payable at 6% interest, which is due October 14, 2014, of which $247,851 is due as of December 31, 2004 and one with an original amount of $88,000, payable in 20 quarterly installments of $4,000, which began on January 31, 2005, and which is due October 31, 2009.  Additionally, Mr. Vibhakar has personally guaranteed our note payable with a commercial bank, which was established on November 20, 2003 in the amount of $50,000, which accrues interest at the rate of 1.5% over the Citibank N.A. New York base rate, payable monthly and which the amount outstanding as of December 31, 2004 was $32,029.

Since inception, we have financed our operations primarily from the founder and his initial investments in the Company and internally generated funds.  For the twelve months ended December 31, 2004 shareholders equity was reported at $ 919,883.00. The Company has been able to pay its expenses and costs through profitable operations.  As of December 31, 2004 we had working capital of $ 670,721.00.  The Company needs to raise additional funds through the sale equity or debt in order to accelerate growth and maintain a competitive edge against our competitors by increasing R&D, Sales and New product introductions.  Our future liquidity will depend on numerous factors, including the extent to which our present and future products gain market acceptance, the costs of sales, marketing and manufacturing activities, the cost, timing and business management of current and potential acquisitions and contingent liabilities associated with such acquisitions, and the extent to which products under development are successfully developed.  If necessary, we may be required to raise additional capital in the future through one or more of the following: (1) sale of equity or debt securities; (2) obtaining new loans; or (3) sale of assets, products or marketing rights. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders.


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

•                  Price is fixed or determinable; and

•                  Collectability and Fund Collections is reasonably assured

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

The market for our products is characterized by rapidly changing technology, frequent new product introductions, changes in customer requirements, and evolving industry standards. We believe that we have been successful to date in investing in research and development to meet these needs and delivering products before our competitors. We believe that our future success will depend upon continued development and timely introduction of products capable of collecting or processing new types of enhanced products.  However, we expect that new technologies will continue to emerge. Our future performance will depend on the successful development, introduction, and market acceptance of new and enhanced products that address these changes as well as current and potential customer requirements. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. There can be no assurance that we will be able to develop and market new products successfully in the future or respond effectively to technological changes, or that new products introduced by others will not render our products or technologies noncompetitive or obsolete.  We also may not be able to develop the underlying core technologies necessary to create new products and enhancements or to license these technologies from third parties. Product development delays may result from numerous factors, including:

•

changing product specifications and customer requirements;

•

difficulties in hiring and retaining necessary technical personnel;

•

difficulties in reallocating engineering resources and overcoming resource limitations;

•

difficulties with contract manufacturers;

•

changing market or competitive product requirements; and

•

unanticipated engineering complexities.

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

Our growth depends on our ability to successfully develop and market our products. The development and marketing of our products is dependent on a number of factors, including our ability to:

•

recruit and maintain a base of qualified engineers;

•

initiate, develop and sustain corporate and government relationships;

•

attract, hire, integrate and retain qualified sales and sales support employees; and

•

accurately assess the demands of the market.

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


ITEM 7. FINANCIAL STATEMENTS

Telesis Technology Corporation

Balance Sheets as of December 31, 2004 and 2003

Statements of Operations,

Stockholders’ Equity, and

Cash Flows for the years ended

December 31, 2004 and for the

Period ended December 31, 2003

Notes to the financial statements

E. Randall Gruber, CPA, PC

Certified Public Accountant                                           Telephone (636)561-5639

400 Lake Saint Louis Boulevard                                               Fax (636)625-6039

Lake Saint Louis, Missouri  63367

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telesis Technology Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004 and  2003. in conformity with U.S. generally accepted accounting principles.

As discussed in Note O to the financial statements, the Company has restated its financial statements for the years ended December 31, 2004 and 2003 in order to correctly reflect income tax expense.

E. Randall Gruber, CPA, PC

St. Louis, Missouri

March 7, 2005, except for Note O, as to which the date is October 19, 2005

                                                         Member:  American Institute of Certified Public Accountants

                                                         Registered:  Public Company Accounting Oversight Board  (PCAOB)

Telesis Technology Corporation
Balance Sheets

ASSETS	December 31,
	2004	2003
	(As restated, see Note O)
Current assets
Cash and cash equivalents	$69,551	$67,507
Accounts receivable	219,079	161,309

Inventories	502,535	135,377
Prepaid expenses	--	5,000

Total current assets	791,165	369,193
Property and equipment (at cost), net of accumulated
depreciation of $12.302 and $4,098 respectively	590,606	131,078

Other assets
Loan to shareholder	--	1770
Software, net of accumulated amortization of $509	9,392	--
Deposits	410	260

Total other assets	9,802	2,030

Total assets	1,391,573	502,301

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable	32,029	--
Accounts payable	54,710	90,175
Accrued income taxes	13,635	--
Current maturities of long-term debt	20,070	2,200

Total current liabilities	120,444	92,375

Long-term debt
Mortgages payable, net of current maturities	315,781	66,596

Deferred income taxes	35,465	--

Total liabilities	471,690	158,971

Stockholders' equity
Preferred stock, $0.001 par value; 20,000,000
shares authorized; no shares issued and
outstanding	--	--
Common stock, $0.001 par value; 100,000,000
shares authorized and 13,367,500 (2004) and
12,225,000 (2003) issued and outstanding	13,368	12,225
Additional paid-in capital	830,656	251,729
Retained earnings	75,859	79,376
Total stockholders' equity	919,883	343,330

The accompanying notes are an integral part of these financial statements.

Total liabilities and stockholders' equity	$1,391,573	$502,301
Telesis Technology Corporation
Statements of Operations
	For the
	Years ended
	December 31,
	2004	2003
	(As restated, see Note O)

Revenues
Sales	$1,545,180	$721,419

Cost of sales
Cost of goods sold	1,005,076	508,313
Freight	28,154	10,275

Total cost of sales	1,033,230	518,588

Gross profit	511,950	202,831

Operating expenses
Salaries and wages	238,536	47,662
Professional fees	27,541	7,945
Outside services	21,006	27,944
Payroll taxes and employee benefits	25,184	4,772
Operating supplies	14,913	4,113
Utilities and telephone	14,241	7,576
Depreciation and amortization	13,390	3,850
Office supplies	7,153	3,354
Taxes and licenses	8,334	2,299
Repairs and maintenance	7,793	1,930
Advertising and promotion	5,565	2,383
Auto expense	4,868	--
Insurance	3,199	--
Travel	5,387	--
Dues and subscriptions	1,885	--
Other operating expenses	2,376	3,619

Total operating expenses	401,371	117,447

Income (loss) from operations	110,579	85,384

Other income (expenses)
Interest income.	$599	$--
Gain on disposition of assets	30,203	--

Interest expense	(16,422)	5,701

Net other expense	14,380	5,701

Income before income taxes	124,959	79,683

Income taxes	49,100	--

Net income	$75,859	$79,683

The accompanying notes are an integral part of these financial statements.

Telesis Technology Corporation
Statements of Operations
	For the
	Years ended
	December 31,
	2004	2003
	(As restated, see Note O)

Weighted average number of common shares
outstanding - basic and fully diluted	12,967,603	6,698,675

Net income per share - basic and fully diluted	$0.01	$0.01

Pro forma data:

Historical income before taxes	124,959	79,683

Pro forma provision for income taxes	49,100	20,000

Net income adjusted for pro forma provision
for income taxes	75,859	59,683

Pro forma weighted average number of common
shares outstanding	12,967,603	6,698,675

Net income adjusted for pro forma provision
for income taxes per common share:	0.01	0.01

The accompanying notes are an integral part of these financial statements.

Telesis Technology Corporation
Statements of Cash Flows
	For the
	Years ended
	December 31,
	2004	2003
	(As restated, see Note O)

Operating activities
Net income (loss)	$75,859	$79,683
Adjustments to reconcile net income to
net cash provided by operating activities
Depreciation and amortization	13,390	3,850
Consulting services paid by issuance of stock		1,000
Gain on sale of property and equipment	(30,203)
Deferred income taxes	35,465	--
Changes in assets and liabilities
Accounts receivable	(57,770)	(157,375)
Prepaid expenses	5,000	(5,000)
Inventories	49,714	13,233
Notes payable	32,029
Accounts payable	(35,465)	89,911
Accrued income taxes	13,635	--

Net cash provided by operating activities	101,654	25,302

Investing activities
Expenditures for property and equipment	(569,780)	(29,471)
Expenditures for software	(9,901)	--
Proceeds from sale of property and equipment	127,313
Loans to shareholder	--	(1,770)
Repayment of shareholder loans	1,770	--
Additional security deposits	(150)	--

Net cash used in investing activities	(450,748)	(31,241)

Financing activities
Proceeds from issuance of long-term debt	338,500
Principal payments on long-term debt	(71,184)	(2,573)
Additional investment by shareholders	83,822	6,065

Net cash provided by financing activities	351,138	3,492

Net decrease in cash and cash equivalents	2,044	(2,447)

Cash and cash equivalents, beginning	67,507	69,954

Cash and cash equivalents, end	$69,551	$67,507
Supplemental disclosures:
Interest paid	$16,422	$5,701
Non-cash investing and financing transactions - During the years ended December 31, 2004 and 2003, the Company's major shareholder transferred inventory items to the Company.
The inventory was valued at replacement cost in the amounts of $416,872 and $148,281 respectively The stockholder was credited with additional paid-in capital in the amounts of $416,872 and $148,281 respectively.

The accompanying notes are an integral part of these financial statements.

Telesis Technology Corporation
Statements of Stockholders' Equity
For the years ended December 31, 2004, and 2003 and for the period from inception June 22, 2002 through December 31, 2002
				Retained
			Capital	Earnings /
	Common Stock		In Excess of	Accumulated
	Shares	Amount	Par Value	Deficit	Totals
	(As restated, see Note O)

Balance, June 22, 2002	--	$--	$--	$--	$--

Common stock issued	100	100	108,508	--	108,608

Net loss	--	--	--	(307)	(307)

Balance, January 1, 2003	100	100	108,508	(307)	108,301

Common stock redeemed	(100)	(100)	--	--	(100)

Common stock issued	12,225,000	12,225	143,221	--	155,446

Net income	--	--	--	79,683	79,683

Balance, December 31, 2003	12,225,000	$12,225	$251,729	$79,376	$343,330

Retained earnings recorded as additional
paid-in capital upon election out of "S"
corporation status.	--	--	79,376	(79,376)	--

Common stock issued	1,142,500	1,143	82,679	--	83,822

Inventory items transferred by major share-
holder recorded as additional paid in capital	--	--	416,872	--	416,872

Net income	--	--	--	75,859	75,859

Balance, December 31, 2004	13,367,500	$13,368	$830,656	$75,859	$919,883

The accompanying notes are an integral part of these financial statements.

Telesis Technology Corporation
Notes to Financial Statements

Note A - Company overview and summary of significant accounting policies
Company overview

Telesis Technology Corporation is a publicly traded multi-faceted high technology company that designs, develops, tests, manufacturers and markets a diverse range of aerospace and defense products. The
Company is focused on providing product, system and service solutions for commercial and governmental customers. The Company has four operating divisions - Governmental and Commercial Products Division (CPD)
Telesis Aerospace; Telesis Test Labs and Telesis RF

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

Revenue recognition

The Company derives its revenues primarily from product sales, testing services and from packaging and preservation services. Products shipped to commercial customers are FOB shipping point. Title to the product passed to the customer upon shipment, and the revenue is recognized upon shipment. The customer has the standard "fit, form and function' return policy for thirty days. The historical trend for returns has been nominal in the past.

The Company has no long-term sales contracts.

Products shipped to governmental customers are FOB destination. Title to the product passes to the governmental unit upon acceptance (normally three to five business days). Revenue is recognized upon customer acceptance.

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
Telesis Technology Corporation
Notes to Financial Statements

Segment information

The Company operates in four operating divisions, however the Governmental Products Division and
Commercial Products Division represent 98% of the total sales revenue, and no other division represented
10% or more of total revenues, profits, or assets.

Statement of Financial Accounting Standards 131, or SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public companies report information about operating segments in annual financial statements. Under SFAS No. 131, two or more operating segments may be aggregated into a single operating segment for reporting purposes if aggregation is consistent with the objective and basis principles of SFAS No. 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas: (1) the nature of the products and services, (2) the nature of the production processes, (3) the type or class of customer for their products and services, (4) the methods used to distribute their products or provide their services, (5) if applicable, the nature of the regulatory environment, for example, banking, insurance, or public utilities. The Governmental Products Division and the Commercial Products Division meet each of these criteria, as they provide the similar services to similar customers using similar methods to distribute their products or services, and are therefore considered one reportable operating segment.

The percentages of Governmental Products Division and the Commercial Products Division and other divisions for the year ended December 31, 2004 are as listed below.

Governmental Products Division			73.20%
Commercial Products Division			25.30%
Other - Testing			1.50%

			100.00%

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

Note B - Inventories

Inventories consist of the cost of parts, components, material, labor and manufacturing overhead used in the performance of services for customers, and are stated at the lower of cost or market on an FIFO (first-in, first-out) basis. Inventory transferred to the Company by its major stockholder was valued at replacement cost since historical cost was not available.
Telesis Technology Corporation
Notes to Financial Statements

Note C - Property and equipment

Property and equipment consist of the following at December 31, 2004:

Land				$90,000
Building				442,131
Furniture, fixtures and equipment				70,776
				602,907
Less - Accumulated depreciation				(12,301)
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

Note E - Notes Payable

The Company has a revolving line of credit with a commercial bank. The line of credit established on
November 20, 2003 is in the amount of $50,000. Interest on the line is due monthly and is at a rate of 1.5% over the index rate (Citibank, N.A. New York base rate). The effective rate is 6.75% at
December 31, 2004, and the amount outstanding is $32,029. The line of credit does not have an expiration date.

Note F - Long-Term Debt

Long-term debt consists of the following at December 31, 2004:

Real estate mortgage note issued in the original amount of $250,500 payable at 6.00% interest. The note is amortized over thirty years with monthly payments in the amount of $1798. The note is subject to an interest rate change based on 3% over the one year U.S. Treasury rate effective October 15, 2004. The balance of the note is due on
October 15, 2014. The note is secured by real estate.				$247,851

Real estate mortgage note issued in the original amount of $88,000.
The note is due in twenty quarterly installments of $4,400 beginning on
January 31, 2005, with a final payment due on October 31, 2009. The mortgage was issued by the City of Superior, Nebraska. The note is
secured by real estate.				88,000

Total long-term debt				335,851

Less - Current maturities				(20,070)

Long-term debt, net of current maturities				$315,781
Telesis Technology Corporation
Notes to Financial Statements

The maturities of long-term debt are as follows:

			2004	$20,070
			2005	24,894
			2006	25,344
			2007	25,871
			2008	26,328
			Later years	213,344

				$335,851

Note G - Public Stock Offering

On December 29, 2003, the Company conducted a private placement of common stock pursuant to Regulation D, Rule 504 of the Securities Act, as amended (the "Securities Act").
This offering was registered in the State of Nevada pursuant to N.R.S. 90.480 - Registration by Qualification on December 29, 2003. Pursuant to this offering, the Company offered to sell a minimum of 350,000 shares with a maximum of 1,500,000 shares of its common stock at at a price of $.08 per share. On April 16, 2004, the Company completed the private offering of shares of common stock of the Company in accordance with Regulation D, Rule 504 of the
Securities Act and the Registration by Qualification in the State of Nevada, whereby it sold
1,042,500 shares of common stock for an aggregate total of $83,822.
Telesis Technology Corporation
Notes to Financial Statements

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

Note I - Sales

Sales consists of the following for the year ended December 31, 2004

Product sales to the Unites States government			$1,147,589
Product sales to commercial entities			374,315
Testing service			23,276

			1,545,180

Note J - Income Tax Expense

Income tax expense consists of the following for the year ended December 31, 2004:

	Federal income tax:

	Current		$13,635
	Deferred		35,465

			$49,100
Telesis Technology Corporation
Notes to Financial Statements

Current income taxes are based on the annualized taxable income for the year.

Deferred income taxes, resulting from timing differences in the recognition of expenses for tax and financial reporting purposes are as follows:

	Depreciation		$87,490

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

Note L - Pro forma information

Effective January 1, 2004, the Company changed its tax status from an S Corporation to a C
Corporation. The Company has reflected on a pro forma basis the reporting of the Company's income tax for the year ended December 31, 2003 as though it were a C Corporation.
The net earnings per share have also been reflected on a pro-forma basis reflecting the effect of the income taxes.

Note M - Commitments

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

Note N - Subsequent Events

On January 4, 2005, the Company issued 6,000,000 shares of its common stock to Hasit
Vibhakar, an officer of the Company in exchange for a transfer of inventory valued at $463,561.
This issuance of common stock was issued under an exemption from the registration provisions of Section 5 of the Securities Act of 1933, as amended (the "Act"), as provided under Section 4(2)
of the Act and the Common Stock shall be restricted securities that cannot be resold by the purchaser without subsequent registration under the Act or the applicability of a secondary transactional exemption from the registration requirements of the Act (e.g. subject to the safe harbor guidelines and resale limitations as provided under Rule 144 of the Act).

Note O - Restatement

Subsequent to issuing the financial statements for fiscal years 2004 and 2003, the Company discovered an error in the computation of its income tax expense relating to the recording of deferred income taxes due upon election out of "S" corporation status effective January 1, 2004.
As a result the Company has restated its financial statements and financial information for the year ended December 31, 2004. The effect of the changes was to increase income tax expense and decrease net earnings by $13,300 in fiscal year 2004.
Telesis Technology Corporation
Notes to Financial Statements

The effects of this adjustment are summarized as follows:

	2004		2003
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Balance sheet
Other comprehensive (loss)	($13,300)	---	---	---
Retained earnings	89,159	75,859	79,376	79,376

Statement of operations
Income taxes	35,800	49,100	20,000	---
Net income	89,159	75,859	59,683	79,683

Statement of operations - Pro
format data
Pro forma provision for
income taxes	35,800	49,100	20,000	20,000
Net income adjusted for pro
forma provision for income
taxes	89,159	75,859	59,683	59,683

Statement of stockholders'
equity and other
comprehensive loss
Deferred taxes recorded as
other comprehensive loss
upon election out of "S"
corporation status	(13,300)	---	---	---
Net income	89,159	75,859	79,683	79,683

Statement of cash flows
Net income	75,859	89,159	79,683	79,683
Deferred income taxes	$22,165	$35,465	---	---

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 8A. DISCLOSURE CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.  Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Amended Report on Form 10-KSB/A (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during the last fiscal year and/or up to and including the date of this filing that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

NAME

AGE

POSITION

Mr. Hasit Vibhakar

32

Chairman, CEO, President, Director

Ms. Shefali Gandhi

30

Chief Accounting Officer, Director

Hasit Vibhakar
Chairman, President & Chief Executive Officer.

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

$0.00

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)

Exhibits.

The following is a list of exhibits filed as part of this Annual Report on

Form 10-KSB. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference.

Exhibit

Number    DESCRIPTION

-------   ------------

3.1

Certificate of Incorporation, incorporated herein by reference, previously filed with the SEC on November 1st, 2004 with the Registrant’s Form 10SB12G, and incorporated herein by reference.

3.2

Bylaws and Certificate of Amendment to the Certificate of Incorporation,

incorporated herein by reference, previously filed with the SEC on November 1st, 2004 with the Registrant’s Form 10SB12G and incorporated herein by reference.

31.1*  Certificate  of  the  Chief  Executive  Officer  pursuant  to Section  302  of  the  Sarbanes-Oxley  Act  of  2002

31.2*

Certificate  of  the  Chief  Financial  Officer  pursuant  to Section  302  of  the  Sarbanes-Oxley  Act  of  2002

32.1*  Certificate  of  the Chief Executive Officer to Section 906 of  the  Sarbanes-Oxley  Act  of  2002

32.2*  Certificate  of  the Chief Financial Officer to Section 906 of  the  Sarbanes-Oxley  Act

*

Filed herein.

(B)

Reports on Form 8-K.

No Form 8-K was filed with the SEC prior to December 31st, 2004.


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

		December 31, 2004	December 31, 2003
(i)	Audit Fees	$6,900.00	$
(ii)	Audit Related Fees	$2,448.00	$
(iii)	Tax Fees	$529.00	$
(iv)	All Other Fees	$20,000.00	$
	TOTAL	$29,877.00	$


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telesis Technology Corporation
/s/ HASIT VIBHAKAR Name: Hasit Vibhakar Title: Chairman, CEO, President & Director.	Dated: October 31, March 28th _______ , 2005

/s/ SHEFALI VIBHAKAR Name: Shefali Vibhakar Title: Chief Financial Officer	Dated: October 31 ~~_______~~ , 2005

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

Signature	Title	Date

/s/ HASIT VIBHAKAR Hasit Vibhakar	President, Chief Executive Officer and Chairman of the Board	October 31_______, 2005

/s/ SHEFALI VIBHAKAR Shefali Vibhakar	Chief Financial Officer and Director	October 31~~_______~~, 2005

EXHIBIT 31.1

CERTIFICATION

I, Hasit Vibhakar, certify that:

 1. I have reviewed this annual report on Form 10-KSB/A of Telesis Technology Corporation;

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

 4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b) Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238;

c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

 5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date:  October 31_____________, 2005

By: /s/ Hasit Vibhakar

-------------------------------

Hasit Vibhakar,

Chief Executive Officer and President

EXHIBIT 31.2

CERTIFICATION

I, Shefali Vibhakar, certify that:

 1. I have reviewed this annual report on Form 10-KSB/A of Telesis Technology Corporation;

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

 4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b) Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238;

c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

 5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: October 31 ~~___________~~ , 2005

By: /s/ Shefali Vibhakar

-------------------------------

 Shefali Vibhakar,

 Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Hasit Vibhakar, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Telesis Technology Corporation on Form 10-KSB/A for the fiscal year ended December 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB/A fairly presents in all material respects the financial condition and results of operations of Telesis Technology Corporation

By:/s/ Hasit Vibhakar

--------------------------

Name: Hasit Vibhakar

Title: Chief Executive Officer

October 31 ~~__________~~ , 2005

EXHIBIT 32.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Shefali Vibhakar, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Telesis Technology Corporation on Form 10-KSB/A for the fiscal year ended December 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB/A fairly presents in all material respects the financial condition and results of operations of Telesis Technology Corporation

By:/s/ Shefali Vibhakar

---------------------------

Name: Shefali Vibhakar

Title: Principal Financial Officer

October 31 ~~____________~~ , 2005
