Form 10QSB
period 2005-09-30
Telesis Technology Corp
filed 2005-11-15
CIK 1290416

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

or

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

Common Stock Outstanding as of September 30, 2005:  19,367,500 shares

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Telesis Technology Corporation

Index to Form 10QSB

PART  I

Financial Information

Item 1.

Financial Statements

Title Page

Report of Independent Registered Public Accounting Firm

Balance Sheet at September 30, 2005 & 2004

Stockholder’s Equity at September 30, 2005 & 2004

Statements of Operations at September 30, 2005 & 2004

Statements of Cash Flows at September 30, 2005 & 2004

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

Item 5.

Other Information

Item 6.

Exhibits and Reports

SIGNATURES

Telesis Technology Corporation

Balance sheets as of September 30, 2005 and 2004

Statements of Operations, and

Cash Flows for the three month

period ended September 30, 2005 and 2004.

Notes to the financial statements

E. Randall Gruber, CPA, PC

Certified Public Accountant                                           Telephone (314)238-1224

10805 Sunset Office Drive, Suite 300                                      Fax (314)238-1250

St. Louis, Missouri  63127

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Telesis Technology Corporation

I have reviewed the accompanying balance sheets of Telesis Technology Corporation as of September 30, 2005 and 2004 and the related statements of operations, and cash flows for the nine months ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

November 9, 2005

Member:  American Institute of Certified Public Accountants

Registered:  Public Company Accounting Oversight Board (PCAOB)

Telesis Technology Corporation
Balance Sheets
(Unaudited)

ASSETS	September 30,
	2005	2004
Current assets
Cash and cash equivalents	$311,258	$165,278
Accounts receivable	519,220	56,150
Inventories	1,086,134	584,003
Prepaid expenses	2,553	-----

Total current assets	1,919,165	805,431
Property and equipment (at cost), net of accumulated
depreciation of $28,856, and $12,248 respectively	530,597	399,103

Other assets
Loan to shareholder	-----	5,247
Deposits	150	2,410

Total other assets	150	7,657

Total assets	2,449,912	1,212,191

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable	32,029	32,029
Accounts payable	493,975	65,455
Accrued income taxes	42,000	10,600
Current maturities of long-term debt	34,648	7,200

Total current liabilities	602,652	115,284

Long-term debt
Mortgages payable, net of current maturities	208,957	241,494

Deferred income taxes	91,442	13,800

Total liabilities	903,051	370,578

Telesis Technology Corporation
Balance Sheets
(Unaudited)
	September 30,
	2005	2004
Stockholders' equity
Preferred stock, $0.001 par value; 20,000,000
shares authorized; no shares issued and
outstanding	-----------	-----------
Common stock, $0.001 par value; 100,000,000
shares authorized, $1.00 par value;
19,367.500 and 13,367,500 shares
issued and outstanding	19,368	13,368
Additional paid-in capital	1,288,217	758,049
Retained earnings (accumulated deficit)	239,276	70,196
Total stockholders' equity	1,546,861	841,613

Total liabilities and stockholders' equity	$2,449,912	$1,212,191

Telesis Technology Corporation
Statements of Operations
(Unaudited)

	For the		For the
	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues
Aerospace	$630,553	$154,461	$1,948,591	$607,125
Commercial	152,124	100,095	430,369	322,204
Test lab	20,052	5,642	47,798	8,998

	802,729	260,198	2,426,758	938,327
Cost of Sales
Cost of goods sold	612,113	121,087	1,836,989	569,802
Freight	5,964	5,338	17,749	17,169

Total cost of sales	618,077	126,425	1,854,738	586,971

Gross margin	184,652	133,773	572,020	351,356

Operating expenses
Salaries and wages	61,689	60,853	211,693	146,179
Professional fees	3,702	2,833	9,254	12,662
Outside services	23,335	5,500	39,229	16,770
Utilities and telephone	3,901	3,573	13,522	8,699
Payroll taxes and employee benefits	8,209	6,710	27,235	14,894
Other taxes	432	---	2,640	---
Operating supplies	1,045	6,247	4,798	12,406
Depreciation	6,086	3,450	18,475	8,150
Office supplies	1,165	2,785	4,305	5,195
Dues and assessments	296	---	2,894	---
Repairs and maintenance	143	1,152	1,518	4,021
Advertising and promotion	540	1,598	2,295	2,340
Vehicle expense	1,861	1,208	5,072	3,523
Insurance	635	916	3,659	2,749
Other operating expenses	935	3,815	4058	7,802

Total operating expenses	113,974	100,640	350,647	245,390

Income from operations	70,678	33,133	221,373	105,966

Telesis Technology Corporation
Statements of Operations
(Unaudited)

	For the		For the
	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Other income (expenses)
Gain on disposition of property and equipment	---	---	41,751	---
Interest income	1,100	300	2,198	300
Other income	9,135	---	16,922	---
Interest expense	(3,635)	(2,906)	(19,837)	(11,670)

Net other income over other expenses	6,600	(2,606)	41,034	(11,370)

Income before income taxes	77,278	30,527	262,407	94,596

Income taxes	28,549	4,598	98,990	24,400

Net income	$48,729	$25,929	$163,417	$70,196

Weighted average number of common shares
outstanding - basic and fully diluted	19,367,500	12,713,736	19,156,718	12,225,000

Net income per share - basic and fully diluted	$0.00	$0.00	$0.01	$0.01

Telesis Technology Corporation
Statements of Cash Flows
(Unaudited)

	For the
	Nine months ended
	September 30,
	2005	2004
Operating activities
Net income (loss)	$163,417	$70,196
Adjustments to reconcile net income to
net cash provided by operating activities
Gain on disposition of property and equipment	(41,751)	---
Depreciation and amortization	18,475	8,150
Deferred income taxes	(55,977)	13,800

Changes in assets and liabilities
Accounts receivable	(300,141)	105,159
Prepaid expenses	(2,553)	5,000
Inventories	(120,038)	(92,715)
Accounts payable	439,265	(24,720)
	28,365
Accrued income taxes	---	10,600

Notes Payable	---	32,029
Current Maturities of long-term debt	---	5,000

Net cash provided by operating activities	241,016	132,499

Investing activities
Expenditures for property and equipment	(72,323)	(276,175)
Proceeds from disposition of property and equipment	165,000	---
Loans to shareholder	---	(3,477)
Security deposit refund	260	---
Additional security deposits	---	(2,150)

Net cash provided by (used in) investing activities	92,937	(281,802)

Financing activities
Proceeds from issuance of long-term debt	---	183,500
Principal payments on long-term debt	(92,246)	(8,602)
Additional investment by shareholders	---	72,176

Net cash provided by financing activities	(92,246)	247,074

Net decrease in cash and cash equivalents	241,707	97,771

Telesis Technology Corporation
Statements of Cash Flows
(Unaudited)

Cash and cash equivalents, beginning	69,551	67,507

Cash and cash equivalents, end	$311,258	$165,278
Supplemental disclosures:
Interest paid	$19,837	$11,670
Non-cash investing and financing transactions - During the nine months ended
September 30, 2005, the Company's major shareholder has transferred inventory items to the Company. The inventory was valued at replacement cost in the amount of $457,561. The stockholder was credited with common stock and additional paid-in capital in the amount of $457,561

Telesis Technology Corporation

Notes to Financial Statements

Note A – Company overview and summary of significant accounting policies

Company overview

Telesis Technology Corporation is a publicly traded, multi-faceted, high technology company that designs, develops, tests, manufactures, and markets a diverse range of aerospace and defense products.  The Company is focused on providing product, system and service solutions for commercial and governmental customers.  The Company has four operating divisions – Telesis Federal, Telesis Instruments, Telesis Aerospace and Telesis Test Labs.

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

Revenue recognition

The Company derives its revenues primarily from product sales, testing services, and from packaging and preservation services.  Products shipped to commercial customers are FOB shipping point.  Title to the product passes to the customer upon shipment, and the revenue is recognized upon merchandise shipment.  The Company has no long-term sales contracts.

Products shipped to governmental customers are FOB destination.  Title to the product passes to the governmental unit upon acceptance (normally three to five business days).  Revenue is recognized upon product shipment and acceptance.

Cash and cash equivalents

The Company considers all highly liquid investments with a remaining maturity at the date of purchase/investment of three months or less to be cash equivalents.  Cash and cash equivalents comprise cash and cash on deposit with banks.

Credit risk

The Company’s major customer is the Defense Department of the United States government.  Sales to the United States government represent approximately 80% of Company sales for the nine months ended September 30, 2005.  No provision for uncollectible accounts has been established at September 30, 2005.

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

Income taxes

Upon incorporation in June 2002, the Company elected to be taxed as an “S” Corporation in which all items of income and expense and other tax attributes “pass-through” to the shareholders’ individual income tax returns.

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

Note C – Property and equipment

Property and equipment consist of the following at September 30, 2005:

Land

$     90,000

Building                                                         318,659

Construction in progress

    57,084

Furniture, fixtures and equipment                       93,710

      559,453

Less – Accumulated depreciation

    (28,856)

$    530,597

Depreciation expense totaled $18,475 for the nine months ended September 30, 2005.

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

Note E – Notes Payable

The Company has a revolving line of credit with a commercial bank.  The line of credit established on November 20, 2003 is in the amount of $50,000.  Interest on the line is due monthly and is at a rate of 1.5% over the index rate (Citibank, N.A. New York base rate).  The effective rate is 7.75% at September 30, 2005 and the amount outstanding at September 30, 2005 is $32,029.  The line of credit does not have an expiration date.

Note F – Long-Term Debt

Long-term debt consists of the following at September 30, 2005:

Commercial Real estate mortgage issued in the original amount of $250,500 payable at 6.00% interest.  The note is amortized over thirty years with monthly payments in the amount of $1,798.  The note is subject to an interest rate change based on 3% over the one year U.S. Treasury rate effective October 15, 2004.  The balance of the notes is due on October 15, 2014.  The note is secured by real estate.

$ 168,805
Real estate mortgage issued in the original amount of $88,000. The note is due in twenty quarterly installments of $4,400 beginning on January 31, 2005, with a final payment due on October 31, 2009. The mortgage was issued by the City of Superior, Nebraska. The note is secured by real estate.	74,800
Total long-term debt	243,605
Less – Current maturities	(34,468)
Long-term debt, net of current maturities	$ 208,957

The maturities of long-term debt are as follows:

2005 -

2006

  $

 34,468

2006 -

2007

 35,098

2007 -

2008

 35,548

          2008 -

2009

 35,998

2009 - 2010              36,448

Later Years               31,397

            $     208,957

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

Note I – Segment Reporting

The Company has two reportable segments consisting of the aerospace division, and the commercial products division.  The Company evaluates performance based on sales, gross profit margins and operating profit before income taxes.  The following information is for the Company’s reportable segments for the nine months ended September 30, 2005 (in thousands):

Aerospace              Commercial

 Segment                  Segment                    Total

                                               ($)                         ($)                        ($)

Revenue

                         1,949

                    431                        2,380

Cost of sales

      1,598

                184

                                    1,782

          Identifiable assets            427                       242                           510

Note J – Income Tax Expense

Income tax expense consists of the following for the quarter ended September 30, 2005:

Federal and state income tax:

Federal

         $

          86,395

State

                             12,595

Total

$

98,990

Telesis Technology Corporation

Notes to Financial Statements

Current income taxes are based on the annualized taxable income for the year.  Deferred income taxes, resulting from timing differences in the recognition of expenses for tax and financial reporting purposes, primarily depreciation.

Note K – Employee Retirement Plan

The Company has adopted an employee retirement plan under which employees may defer a portion of their annual compensation pursuant to provisions of the Internal Revenue Code.  The Company can elect to contribute to the plan.  Substantially all employees who have completed at least one year of service are eligible to participate in the plan.  The Company has not elected to make a contribution to the plan for the nine months ended September 30, 2005.

Note L – Commitments

The Company entered into an agreement with the City of Superior, Nebraska to purchase an industrial shell building and (15) fifteen acres of real estate with no interest financing.  As part of the agreement the Company has committed that it will have a minimum of five full-time employees with three of those employees being low to moderate income (LMI).  All of the employees will have a base salary of not less than $8.25 per hour plus benefits.  The commitment is to be fulfilled by the conclusion of the first year of operation.  The purchase price of the building and land is $110,000.

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

Overview

Telesis Technology Corporation is a diversified Aerospace & Defense Contractor which designs, supplies, tests, manufactures and markets electronic components and machined components and sub assemblies serving the aerospace and defense markets. Our defense industry products are used in specifically for the repair and maintenance of weapons systems, ground support, and equipment spares programs radar and electronic warfare equipment integrated into electronic systems for tactical aircraft, ships, ground systems, and missile systems.  The demand for products manufactured by us and used in the aerospace and defense industry has been growing at a fast pace during the last 2 years and is expected to continue to grow. This growth is attributable to an increase in demand for our products by the government and all prime contractors dealing with the government, as well as to our strategy to acquire market share by offering leading edge products.

Results of Operations

Telesis Technology Corporation results for the third quarter and nine months ended September 30, 2005.

Sales revenue for the three months ended on September 30, 2005 was $ 802,729.00 compared with $ 260,198.00 for the same period ended a year earlier in 2004.  This was an increase of 208%.  Gross Profit for the three months ended on September 30, 2005 was $ 184,652.00 compared with $ 133,773.00 for the same period in 2004.  This was an increase of 38.03%.  Telesis Technology Corporation reported a net income before income taxes for the three months ended September 30, 2005 of $ 77,278.00 compared with $ 30,527.00 for the same period in 2004.  This was an increase of 153.15%.

Total Assets for the three months ended on September 30, 2005 were reported at           $2,449,912.00 compared to $ 1,212,191.00 for the same period in 2004.  This was an increase of 102%  Total Liabilities for the three months ended September 30, 2005 were $903,051.00 compared to $ 370,578.00 for the same period in 2004.  This was an increase of 144%.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily from the founder and his initial and ongoing capital investments in the company and internally generated funds.  For the three months ended September 30, 2005 shareholders equity was reported at $ 1,546,861.00.

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

  Persuasive evidence of an arrangement exist

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

Item 3.

Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by our last Annual Report on Form 10-KSB and up to and including the end of the period covered by this Quarterly Report on Form 10-QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)

Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during the last fiscal year and/or up to and including the date of this filing that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.

Legal Proceedings

To the knowledge of Telesis Technology Corporation’s executive management and directors, the company is not party to any legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and the executive officers and directors know of no other threatened or contemplated legal proceedings or litigation.  To the company’s knowledge, there are no lawsuits nor were any lawsuits commenced against the company during the quarter ended September 30, 2005, nor did the company commence any lawsuits during the same period.

Item 2.

Changes in Securities and Use of Proceeds

Not Applicable.

Item 3.

Defaults upon Senior Securities

Not Applicable.

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were put forward to a vote of the security holders of the Company this quarter.

Item 5.

Other Information

Not Applicable.

Item 6.

Exhibits and Reports

All Exhibits or Form 8-K filed in the third quarter ended September 30, 2005 are incorporated herein by reference.

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002.

The Company filed the following Reports on Form 8-K during the quarter ended September 30, 2005:

(1) August 29, 2005 – Reporting that the Company filed a press release announcing Telesis Technology Corp Reports Record Second Quarter and Three-Month Results for 2005.

(2) August 31, 2005 – Reporting that the Company filed a press release announcing the departure and appointment of new CFO.

(3) September 1, 2005 - Reporting that the Company filed a press release announcing Telesis Technology Corporation Receives New Orders Totaling in Excess of $ 601,000.00

(4) September 14, 2005 - Reporting that the Company filed a press release announcing Telesis Technology Corporation Exploring American Stock Exchange Listing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telesis Technology Corporation

Date:	November 10th, 2005.	/s/ Hasit Vibhakar
Hasit Vibhakar
Chairman of the Board, President and Chief Executive Officer