Form 10KSB
period 2005-12-31
Telesis Technology Corp
filed 2006-04-03
CIK 1290416

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

[X] TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from           to

                       COMMISSION FILE NUMBER:        000-51008


                         TELESIS TECHNOLOGY CORPORATION
        (Exact name of small business issuer as specified in its charter)


                  FLORIDA                           04-3684840
      (State or Other jurisdiction of             (IRS Employer
       incorporation or organization)           Identification No.)

      1611 12TH STREET EAST, UNIT B
        PALMETTO, FLORIDA                               34221
  (Address of principal executive offices)            (Zip Code)


                                 (941) 795-7441
                 (Issuer's telephone number including area code)



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

Issuer's revenue for its most recent fiscal year: $ 2,607,616.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on December 31, 2005 was approximately $978,250. This value is not intended to be a representation as to the value or worth of the Registrant's Common Stock.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock Outstanding as of March 31, 2006: 19,367,500 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

--------------------------------------------------------------------------------

                         TELESIS TECHNOLOGY CORPORATION

                               INDEX TO FORM 10KSB


PART I

Item 1.     Description of Business                                          4

Item 2.     Description of Property                                          17

Item 3.     Legal Proceedings                                                18

Item 4.     Submission of Matter to a Vote of Security Holders               19


PART II

Item 5.     Market for Registrant's Common Stock
            and Related Stockholder Matters                                  19

Item 6.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              20

Item 7.     Financial Statements                                             F-1

Item 8.     Changes In and Disagreements with Accountants
            on Accounting and Financial Disclosure                           32

Item 8A.    Disclosure Controls and Procedures                               32


PART III

Item 9.     Directors, Executive Officers, Promoters and Control
            Persons/Compliance with 16(a) of the Securities Exchange Act     33

Item 10.    Executive Compensation                                           34

Item 11.    Security Ownership of Certain Beneficial Owners and Management   34

Item 12.    Certain Relationships and Related Transactions                   35

Item 13.    Exhibits and Reports on Form 8-K                                 36

Item 14.    Principal Accountant Fees and Services                           38


SIGNATURES                                                                   39

--------------------------------------------------------------------------------

      INTRODUCTORY NOTES-FORWARD LOOKING STATEMENTS AND CERTAIN TERMINOLOGY

Some of the statements made by us in this Annual Report on Form 10-KSB are forward-looking in nature, including but not limited to, statements relating to our future revenue, product development, demand, acceptance and market share, gross margins, levels of research and development, our management's plans and objectives for our current and future operations, and other statements that are not historical facts. Forward-looking statements include, but are not limited to, statements that are not historical facts, and statements including forms of the words "intend", "believe", "may", "could", "expect", "anticipate", "plan", "possible", and similar terms. Actual results could differ materially from the results implied by the forward looking statements due to a variety of factors, many of which are discussed throughout this Annual Report and particularly in the sections titled "Additional Factors That May Affect Future Results" and "Factors Affecting Business, Operating Results and Financial Condition", both of which are included in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

In this document, the words "we," "our," "ours," the "Company" and "us" refer to Telesis Technology Corporation.


                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

Telesis Technology Corporation hereinafter referred to as the "Company", "Telesis" or "We," was organized by the filing of Articles of Incorporation with the Secretary of State in the State of Florida on June 6, 2002. The Articles of Incorporation of the Company, as amended authorized the issuance of one hundred million (100,000,000) shares of $0.001 par value Common Stock and twenty million (20,000,000) shares of preferred stock, $0.001 par value per share. As of March 31, 2006, the Company had approximately 19,367,500 shares of Common Stock outstanding, which were held by approximately twenty-four (24) shareholders of record and - 0 - shares of preferred stock issued and outstanding.

We are an Aerospace & Defense Contractor that designs, develops, tests, supplies, manufactures and produces structural aircraft parts and precision aerospace components for the United States Government, other Federal agencies and Commercial Aviation. During the fiscal year ended December 31, 2005, we changed our strategy and plans by concentrating our focus on our strengths and core competencies which included the Aerospace and Defense sectors. During the fiscal year ended December 31, 2005, we sold our Commercial Products Division, Telesis RF division and Telesis Test Labs Division, as all three units catered to the commercial electronic component industry, and as stated above, we believe our strengths exist in the aerospace and defense sectors. Approximately 80% of our sales for 2005 and 74% of our sales for 2004 were derived from our Aerospace and Defense business units. Through Telesis Aerospace and Telesis Aerostructures, we operate as a specialty prime contractor in the overall design, contract manufacturing, production and distribution of structural precision aircraft parts under government contracts and commercial purchase orders. In this capacity we supply aircraft skins, aerospace engine components, fluid control components, electronic assemblies, electromechanical structures and general aircraft parts. We manage a wide variety of products and services.
Our defense industry products, which represent the bulk of our sales, are used specifically for the repair and maintenance of weapons systems, ground support, and aircraft and ground equipment spares programs. The demand for products manufactured by us and used in the aerospace and defense industry has been growing at a fast pace during the last 3 years and we believe such demand will continue to grow in the future. This growth is attributable to an increase in demand for our products by the government and other major aircraft manufacturers.

TELESIS AEROSPACE

Telesis Aerospace engages in the contract manufacturing of Structural Aircraft Parts and Precision Aerospace Components and Assemblies. We manufacture complex precision machined parts and assemblies in support of the Airframe, Out of Production Aircrafts, Turbine Engines, Fuel Systems, Accessory, Missile Defense, Space Exploration and Ground Military equipment programs. The Company is certified to ISO9001-2000 & AS9120-2000 quality management system. Most recently the Company received certification to Federal Aviation Administration (FAA) Quality System FAA-AC-00-56A.

Telesis Aerospace has participated in supporting programs for the following aircrafts: AH-64D, C-5, C-130, C-141, B-1B, B-52, RAH-66, V-22, C-17, CH46/47,
F22,  F-18,  F-16,  F-14, F-15, F-111, F-104, E-2C, F-35, and the Blackhawk. Our
product applications are in engine and aircraft fuel systems, hydraulic systems, brake and landing systems, structural cargo doors, utility actuation, structural aircraft controls and actuation.

TELESIS AEROSTRUCTURES

Telesis Aerostructures was formed at the end of 2005, after the sales of our Telesis Commercial Products Division and Telesis Test Labs business divisions. Our founder and Chief Executive Officer, Mr. Hasit Vibhakar, identified an opportunity in the core business that he believed would allow us to grow our revenues via distribution to our existing customers, thus Telesis Aerostructures was formed.

Telesis Aerostructures is a diverse supplier of aerospace structural components and aircraft part assemblies for the military, commercial, and general aerospace market. The business division engages in the supply and distribution of aircraft parts not-manufactured by Telesis to an open market of clients. Our vast array of customers includes various avionics facilities, and various major aircraft manufacturers worldwide. Telesis Aerostructures is a stocking supplier for various aerospace products, and carries one of the most complete structural aircraft component inventories for the Lockheed C130 - C141 Hercules Transport Aircraft. The Company is certified to ISO9001-2000 & AS9120-2000 quality management system.

Telesis Aerostructures focuses on out of production obsolete spare parts for various aerospace programs and aircrafts. Telesis Aerostructures provides major spare parts Support for: A-4 Sky hawk, C-5A Galaxy, E-3 Sentry, T-38 Talon, A-10 Thunderbolt, A-7 Corsair, C-130 - C-141 Hercules, E-1B Tracer, F-4 Phantom, F-14 Tomcat, F-16 Fighting Falcon, F/A-18 Hornet, P-3 Orion, S-2 Tracker, T-2 Buckeye, Sikorsky CH-53 Helicopter, Sikorsky Bell UH1 Helicopter, Northrop Grumman E2 Hawkeye, AV-8 Harrier and Sikorsky H-3 Sea King.

Telesis  Aerostructures  goes  beyond  supply  chain  and  distribution. Through
Telesis Aerostructures, we provide complete contract repair and overhaul services for the majority of units used on Lockheed C130, C141 aircraft, Grumman aircraft and Bell and Sikorsky helicopters. We also support spare parts for the Allison T56 (501) engines, Pratt & Whitney PT6 engines and Lycoming T53 and T55 engines.

We believe our future success depends upon our ability to broaden our product manufacturing capabilities, continue to increase our government and aerospace customer base as a specialty prime contractor, and capture volume product delivery opportunities with increased gross margins. While we continually attempt to expand our customer base, we cannot provide any assurance that a major customer will not reduce, delay, or eliminate its purchases from us. Such a reduction would have a material adverse effect on our business, results of operations, and/or financial condition.

We have experienced, and expect to continue to experience, declining average sale prices for our products. Consequently, we believe that in order to maintain or improve our existing gross margins in the near term, we must achieve manufacturing cost reductions, and in the long term develop new products that incorporate advanced features that generate higher gross margins. We can provide no assurance that we will be able to develop such products and/or that that we will be able to reduce our manufacturing costs in the future.

DISCONTINUED OPERATIONS

In 2003, in an effort to diversify our business, we founded Telesis Test Labs and Telesis Commercial Products Division and Telesis RF. As a strategic move and a result of the downturn in the contract electronic component manufacturing sector, we terminated the operations of Telesis RF in December 2005.
Additionally, we sold Telesis Test Labs in the fourth quarter of 2005 to Celerity Test Labs for $65,000. On January 2006, we sold our Commercial Products Division to privately held Global Technology Components, LLC for $330,000. Due to our decision to exit and close the three divisions, all three divisions have been classified as "discontinued".

Revenues By Division

For the fiscal year ended December 31, 2005, approximately 78.9% of our total sales revenue was attributable to the sales to the United States government and approximately 19.2% of sales were attributable to our now discontinued Commercial Products Division, with no other division accounting for greater than 10% of our revenues.

BUSINESS STRATEGY

Our primary focus has been in the aerospace and defense sector. We have moved rapidly to utilize our knowledge base in structural aircraft components and assembly related design and manufacturing to offer new products, as well as variations of existing products. The results of this strategy have paid off in increased revenues for the year ended December 31, 2005, compared to the year ended December 31, 2004.

We plan to continue to expand and capitalize on this growth while also diversifying into a non cyclical business. Utilizing our extensive knowledge in machined parts design capabilities and manufacturing, we have expanded the products we offer. Such products are designed for and marketed to the aerospace and defense market sectors. We also intend to utilize the contract design capabilities toward higher value added products such as larger aircraft components and high volume manufacturing.

THE MARKET

Defense spending was relatively flat or even experienced a slight decline in the 1990's, the current decade is experiencing an increased budget for defense spending (www.infoplease.com, Federal Budget Outlays for Defense Functions 1980 to 2002). The Department of Defense budget increased from $ 301 billion in 2000 to $ 420 billion in 2005. President Bush has requested $439 billion to Congress for the 2007 fiscal year. This is a 5% increase from 2006 budget levels. Almost $ 84 billion of the 2007 defense budget is planned for the purchase of weapons programs such as fighter jets including service and repair (Summary and Analysis of the President's 2005 Budget, www.house.gov, "2005 Budget"). The majority of our parts are sold to the Department of Defense via their Defense Logistics Agencies. The Department of Defense procurement from the budgets for 2006 and 2007 includes the acquisition of new aircraft; aircraft modification programs and spending on spare and repair parts. Detailed modification programs are being implemented to increase the service life of aircrafts, including non-manufactured aircrafts, aging aircraft maintenance; and support for aging aircrafts including spare parts programs (2005 Budget).

PRODUCTS

Our products are custom contract manufactured upon a fixed price contract from the end customer. Our function specific divisions handle all sales and product manufacturing and distribution on a job by job basis.

CUSTOMERS

We qualify as a small business because we have less than 500 employees. We are qualified and certified to sell to all governmental agencies, aerospace and aircraft manufacturers, avionics contractors, FAA repair stations and other prime contractors including but not limited to United Technologies, Raytheon, Boeing, Datron, Lockheed Martin and L3-Communications.

For the fiscal year ended December 31, 2005, our largest customer was Department of Defense (DoD), which accounted for more than approximately 80% of net sales, with no other customer accounting for more than 10% of our net sales.

We rely heavily on acquiring new customers. The acquisition rate for new customers during fiscal 2005 was approximately 5 new customers per quarter compared to approximately 10 new customers per quarter for fiscal 2004. However, with the discontinuation of our Commercial Products Division, we believe we will rely more and more on our sales to the United States government for our revenues.

SALES, MARKETING AND DISTRIBUTION

We sell our products through a combination of a technically proficient inside sales staff and via electronic competitive bidding. While historically the majority of our contracts have been valued below $ 300,000, we plan to continue to compete for significantly larger contracts. Our average sales cycle, which generally commences at the time a prospect lead or client requests a proposal and ends upon a binding contract or award being issued by the client, typically ranges from four months to one year. Currently, our inside sales personnel generate all product sales, provide product and customer service, and provide customer feedback for product development. In addition, the sales personnel receive support from our engineering group, marketing, product support and customer service staff.

Our marketing efforts are focused on establishing and developing long-term relationships with potential customers. Sales cycles for certain of our products are lengthy, typically ranging from four to twelve months. Our customers typically conduct significant technical evaluations of our products before making purchase commitments. In addition, as is customary in our industry, sales are made through standard purchase order contracts, which can be subject to cancellation, postponement, or other types of delays. While certain customers provide us with forecasted needs, they are not bound by such forecasts.

WARRANTY

Our warranty varies by product type and typically covers defects in material and workmanship for one year from the date of delivery. We perform warranty obligations and other maintenance services at our facilities in Palmetto, Florida.

COMPETITION

The aerospace and defense marketplace is highly competitive and intense. The majority of our competitors are larger and more established. Some of the larger companies which whom we complete include Northrop Grumman Corp, Lockheed Martin Corporation, Boeing, Vought and CPI Aero, which all have greater financial, marketing, distribution, brand name recognition and other resources than we do. Although most of the competitors have significantly higher resources than we have, we believe that our technical abilities in implementing our products do not differ to any great degree. We utilize our technological knowledge as well as price to compete effectively.

Accordingly, in response to market conditions, we may from time to time reposition product lines or decrease prices, which may affect our profit margins on such product lines. Competitiveness in sales of our products is determined by the price and quality of the product, and our ability to provide delivery and customer service in keeping with the customers' needs. We believe that our flexibility and ability to quickly adapt to customer needs affords us some competitive advantages. Nevertheless, we expect that competition with larger companies with more extensive resources than ours will continue to be a challenge to our operations and ability to compete successfully in the marketplace.

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

MANUFACTURING AND SUPPLIERS

Our headquarters are located in Palmetto, Florida. Our assembly, distribution center, warehousing and contract manufacturing facility is located in Superior, Nebraska. Our manufacturing process involves the assembly of numerous individual components or sub assemblies and sub systems for precise fine-tuning by production technicians and assemblers. The parts and materials we use consist primarily of specialized subassemblies, fabricated housings, precision machined components and large fabricated metal structures.

We are ISO 9001 & AS9120 certified, a uniform worldwide quality management system standard. Additionally, we recently received certification by the FAA for FAA-AC-00-56A quality system. Numerous customers and potential customers throughout the world, particularly Prime Contractors and US Department of Defense, require their suppliers be ISO certified. In addition, many customers require their suppliers to purchase materials only from subcontractors that are ISO or AS9100 compliant or certified.

We currently procure, and expect to continue to procure, certain materials from single source manufacturers due to unique component, sub system and part assembly designs, as well as certain quality and performance requirements. In addition, in order to take advantage of volume pricing discounts, we purchase certain customized components from single sources. Although we did not experience shortages during fiscal year 2005, we may in the future experience shortages of single-source components. In such event, we may have to make adjustments to both product designs and production schedules, which could result in delays in production and delivery of products. Such delays could have an adverse effect on our operating results and financial condition.

RAW MATERIALS

We use a variety of raw materials in our manufacturing processes, including specialized exotic metals, wires, chemicals and gasses, as well as finished and raw fabricated structures. Although the raw materials are available from a number of sources, our results of operations may be materially and adversely affected if we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are significant price increases for these raw materials.

BACKLOG

The amount of backlog to be shipped during any period is dependent upon various factors, and all orders are subject to cancellation or modification, usually with minimal or no penalty to the customer. Orders are generally booked from one to twelve months in advance of delivery. The rate of booking new orders can vary significantly from month to month. We and the industry as a whole are experiencing a trend towards shorter lead-times (the amount of time between the date a customer places an order and the date the customer requires shipment). The amount of backlog at any date depends upon various factors, including the timing of the receipt of orders, fluctuations in orders of existing product lines, and the introduction of any new lines. Accordingly, we believe that the amount of backlog at any date is not a useful measure of future sales.

PRODUCT RESOURCES

We primarily sell products pursuant to purchase orders for current delivery, rather than pursuant to long-term supply contracts. Many of these purchase orders may be revised or canceled without penalty. As a result, we must commit resources to the production of products without any advance purchase commitments from customers. Our inability to sell, or delay in selling products after we have devoted significant resources to them could have a material adverse effect on our business, financial condition and results of operations.

QUALIFIED PERSONNEL

Our future success depends, in part, upon our ability to attract and retain highly qualified technical, sales, marketing and managerial personnel. Personnel with the necessary expertise are scarce and competition for personnel with these skills is intense. We may not be able to retain existing key technical, sales, marketing and managerial employees or be successful in attracting, assimilating or retaining other highly qualified technical, sales, marketing and managerial personnel in the future. If we are unable to retain existing key employees or are unsuccessful in attracting new highly qualified employees, our business, financial condition and results of operations could be materially adversely affected.

SUPPLIERS

Our manufacturing operations depend upon obtaining adequate supplies of materials, parts and equipment on a timely basis from third parties. Our results of operations could be adversely affected if we are unable to obtain adequate supplies of materials, parts and equipment in a timely manner or if the costs of materials, parts or equipment increase significantly. In addition, a significant portion of our total sales are from parts manufactured by outside vendors. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although we generally use products, materials, parts and equipment available from multiple suppliers, we have a limited number of suppliers for some products, materials, parts and equipment. While we believe that alternate suppliers for these products, materials, parts and equipment are available, any interruption could materially impair our operations.

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

SYSTEM OUTAGES

Risks are presented by electrical or telecommunications outages, computer hacking or other general system failure. To manage our operations efficiently and effectively, we rely heavily on our internal information and communications systems and on systems or support services from third parties. Any of these systems are subject to failure. System-wide or local failures that affect our information processing could have material adverse effects on our business, financial condition, results of operations and cash flows. In addition, insurance coverage for the risks described above may be unavailable, or prove too costly for us to obtain.

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

FUTURE ACQUISITIONS

As part of our business strategy, we expect to review acquisition prospects that would implement our overall corporate business strategy or offer other growth opportunities. While we have no current agreements and no active negotiations underway with respect to any acquisitions, we may acquire businesses, products or technologies in the future. In the event of future acquisitions, we could:

-     use a significant portion of our available cash;

- issue equity securities, which would dilute current stockholders' percentage ownership;

-     incur substantial debt;

-     incur or assume contingent liabilities, known or unknown;

-     incur amortization expenses related to intangibles; and

-     incur large, immediate accounting write-offs.

Such actions by us could harm our operating results and/or adversely influence the price of our common stock.

EMPLOYEES

As of December 31, 2005, we had 7 full-time employees. We believe the success of our business depends, in part, on our ability to attract and retain qualified personnel, particularly qualified scientific, technical and key management personnel. Our employees are not governed by collective bargaining agreements. We believe our relationships with are employees are good.

GOVERNMENT & ENVIRONMENTAL REGULATIONS

We are subject to a variety of U.S. federal, state, local, and foreign governmental laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. Any of these regulations could require us to acquire equipment or to incur substantial other expenses to comply with environmental regulations. If we were to incur substantial additional expenses, our product costs could significantly increase, which would adversely affect our business, financial condition and results of operations. Additionally, any failure to comply with present or future environmental laws, rules and regulations could result in fines, suspension of production or cessation of operations, any of which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to regulation by the Federal Aviation Administration (FAA) under the provisions of the Federal Aviation Act of 1958, as amended. The FAA prescribes standards and licensing requirements for aircraft and aircraft components. We are subject to inspections by the FAA and may be subjected to fines and other penalties (including orders to cease production) for noncompliance with FAA regulations. Our failure to comply with applicable regulations could result in the termination of or our disqualification from some of our contracts, which could have a material adverse effect on our operations.

Our government contracts are subject to the procurement rules and regulations of the United States government. Many of the contract terms are dictated by these rules and regulations. During and after the fulfillment of a government contract, we may be audited in respect of the direct and allocated indirect costs attributed thereto. These audits may result in adjustments to our contract costs. Additionally, we may be subject to U.S. government inquiries and investigations because of our participation in government procurement. Any inquiry or investigation can result in fines or limitations on our ability to continue to bid for government contracts and fulfill existing contracts.

Since our inception date, there have been no known governmental or environmental claims or recorded liabilities. We believe we are currently in compliance in all material respects with such regulations.

INSURANCE

We maintain a $2 million general liability insurance policy, a $4 million products liability insurance policy, and a $4 million umbrella liability insurance policy. We believe this coverage is adequate for the types of products presently marketed because of the strict inspection standards imposed on us by our customers before they take possession of our products. Additionally, the Federal Acquisition Regulations (FAR) generally provide that we will not be held liable for any loss of or damage to property of the government that occurs after the government accepts delivery of our products and that results from any defects or deficiencies in our products unless the liability results from willful misconduct or lack of good faith on the part of our managerial personnel.

INTELLECTUAL PROPERTY

We rely on trade secrets and execute confidentiality and non-disclosure agreements (NDA) with all our employees and limit access to and distribution of our proprietary information such as methods and processes. We maintain a secured facility with access control on our building for maintaining security and protection of proprietary company processes and techniques. We rely upon the knowledge and experience of our management and technical personnel and our ability to market our existing products and to develop new products. The departure of our founder and Chief Executive Officer and or the failure to achieve our intellectual property objectives may have a major material adverse effect on our business, financial condition and results of operations.

We believe our entire success depends upon the knowledge and experience of our founder and Chief Executive Officer and our ability to market our existing products and to develop new products. We do have non-compete agreements with our employees who are employed on an "at-will" basis. Therefore, employees may not, leave us to go to work for a competitor. While we believe that we have adequately protected our proprietary technology, and we will take all appropriate and reasonable legal measures to protect it, the use of our processes by a competitor could have a material adverse effect on our business, financial condition and results of operations.

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

SALE OF TELESIS TEST LAB DIVISION
---------------------------------

On October 21, 2005, we completed the sale of our Test Lab Division (the "Test Lab" or "Telesis Test Lab") to Celerity Test Labs, Inc. ("Celerity"), for an aggregate of $65,000, of which $30,000 was paid in the form of a $30,000
Promissory Note (the "Test Lab Note" which was similar to the Global incorporated by reference hereto as Exhibit 10.1, other than in respect to the parties, dates, interest rate and due dates of the Promissory Note). The sale was made pursuant to a Standard Asset Purchase Contract.

The Test Lab Note bears interest at the rate of seven percent (7%) per year and is payable in sixty (60) equal monthly installments of $594.04, commencing on November 21, 2005 and ending October 21, 2010. Pursuant to the Test Lab Note, Celerity is in default if such monthly payment is not received within fifteen
(15) days of the due date, and upon default, the principal amount of the Test Lab Note along with any interest will bear interest at the rate of eighteen percent (18%) per year, until the Test Lab Note is paid in full. Additionally, pursuant to the Test Lab Note, if any payment due under the Test Lab Note is not paid within ten (10) days of the date it is due, a late fee equal to five percent (5%) of such payment will be due.

The payment of the Test Lab Note was secured by a Security Agreement between us and Celerity (similar to the Security Agreement with Global, incorporated by reference hereto as Exhibit 10.4,), whereby Celerity granted us a security interest in certain collateral including all of the equipment, furniture and fixtures of Telesis Test Lab (the "Celerity Collateral") to secure the payment of the Test Lab Note. In the event that Celerity fails to pay any amount of the Test Lab Note when due, or other events of default (as described in the Celerity Security Agreement) occur, we may retain, sell, lease or otherwise dispose of any and/or all of the Collateral, along with other remedies as described in the Security Agreement. Celerity shall remain liable to the Company for the payment of any deficiency with interest at the highest rate allowable by law. Additionally, the payment of the Test Lab Note was personally secured by Cynthia E. Berube, the President of Celerity pursuant to a Guaranty Agreement.

In connection with the sale of the Test Lab, we and Celerity entered into an Indemnification Agreement, whereby we agreed to indemnify Celerity against any and all claims, liens, debts, taxes, fines, penalties, causes of action and judgments arising in connection with Test Lab which may have occurred prior to the October 21, 2005 closing and Celerity agreed to indemnify us against any and all claims, liens, debts, taxes, fines, penalties, causes of action and judgments arising in connection with Test Lab which may occur after the October 21, 2005 closing.

Additionally, in connection with the closing of the Test Lab, we entered into a Covenant Not To Compete (similar to the Covenant Not to Compete incorporated by reference as Exhibit 10.5 hereto, other than the parties and dates involved), whereby we agreed not to directly or indirectly as an employee, proprietor, agent, distributor, stockholder, partner, officer, director or otherwise, for a period of five (5) years after October 21, 2005, be employed by, engaged in, acquire an ownership interest in, or render advice or assistance to any business worldwide which competes directly or indirectly with the business being conducted by Celerity. Additionally, we agreed not to solicit customers or employees from Celerity for a period of five years after October 21, 2005. Celerity's remedies in the event we breach the Covenant Not To Compete includes the right to an injunction against our actions and to an accounting and repayment of any compensation and benefits realized in connection with such violation.

DESCRIPTION  OF  TELESIS  TEST  LAB  DIVISION
---------------------------------------------

Telesis Test Lab provided qualification, testing and validation services to end users of electronic components, distributors and suppliers of electronics, contract manufacturers and system integrators. Telesis Test Lab specialized in the pre-production and post-production testing and validation of board level components and provided "one-stop" service that allowed customers to improve their time to market, reduce costs and control quality parameters.

Included in the sale of the Test Lab were equipment and computers related to the Test Lab.

Revenues from the Telesis Test Lab division for the nine months ended September 30, 2005, totaled $47,798 or 2.0% of total revenues of $2,426,758 for the nine months ended September 30, 2005. The majority of our sales for the nine months ended September 30, 2005 came from our Aerospace division.

Our management believes that the sale of the Telesis Test Lab division will allow us to focus on our core Aerospace and Defense business.

In connection with the sale of the Test Lab division, Celerity agreed that it would not utilize the trade name of Telesis Test Lab after 90 days from the date of closing.

TERMINATION  OF  OUR  REVOLVING  LINE  OF  CREDIT
-------------------------------------------------

On December 15, 2005 we paid and satisfied in full a revolving line of credit or promissory note (the "Revolving Line of Credit") that was originally signed on November 20, 2003 with Republic Bank ("Republic"), thus terminating the agreement with Republic. The Revolving Line of Credit had no expiration or maturity date. The amount we were able to borrow under the Line of Credit was $ 50,000. We did not incur any prepayment penalties with this transaction.

SALE  OF  COMMERCIAL  PRODUCTS  DIVISION
-----------------------------------------------------

On January 13, 2006 ("Closing"), we completed the sale of our Telesis Commercial Products Division ("CPD" or "Commercial Products Division," explained below) to Global Technology Components, LLC, a Florida limited liability company ("Global"). The purchase was made pursuant to a Standard Asset Purchase Contract and the price paid by Global was $330,000, which amount was paid in the form of a promissory note in the amount of $165,000 (the "Note"), with the remaining amount of the purchase price paid in cash at the Closing.

The Note bears interest at the rate of eight percent (8%) per year and is payable in sixty (60) equal monthly installments of $3,345.61, commencing on February 13, 2006 and ending on January 13, 2011. Pursuant to the Note, Global is in default if such monthly payment is not received within fifteen (15) days of the due date, and upon default, the principal amount of the Note along with any interest will bear interest at the rate of eighteen percent (18%) per year, until the Note is paid in full. Additionally, pursuant to the Note, if any payment due under the Note is not paid within ten (10) days of the date it is due, a late fee equal to five percent (5%) of such payment will be due.

The payment of the Note was secured by a Security Agreement between us and Global, whereby Global granted us a security interest in certain collateral including a computer monitor and computer belonging to Global (the "Collateral") to secure the payment of the Note. In the event that Global fails to pay any amount of the Note when due, or other events of default (as described in the Security Agreement) occur, we may retain, sell, lease or otherwise dispose of any and/or all of the Collateral, along with other remedies as described in the Security Agreement. Global shall remain liable to the Company for the payment of any deficiency with interest at the highest rate allowable by law. Additionally, the payment of the Note was personally secured by David R. Kraft and Victoria L. Kraft, both Managing Members of Global pursuant to a Guaranty Agreement.

In connection with the sale of the CPD, we and Global entered into an Indemnification Agreement, whereby we agreed to indemnify Global against any and all claims, liens, debts, taxes, fines, penalties, causes of action and judgments arising in connection with CPD which may have occurred prior to the Closing and Global agreed to indemnify us against any and all claims, liens, debts, taxes, fines, penalties, causes of action and judgments arising in connection with CPD which may occur after the Closing.

Additionally, in connection with the Closing, we entered into a Covenant Not To Compete, whereby we agreed not to directly or indirectly as an employee, proprietor, agent, distributor, stockholder, partner, officer, director or otherwise, for a period of five (5) years after January 13, 2006, be employed by, engaged in, acquire an ownership interest in, or render advice or assistance to any business worldwide which competes directly or indirectly with the business being conducted by Global. Additionally, we agreed not to solicit customers or employees from Global for a period of five years after January 13, 2006. Global's remedies in the event we breach the Covenant Not To Compete include the right to an injunction against our actions and to an accounting and repayment of any compensation and benefits realized in connection with such violation.

In connection with the sale of the CPD, Global agreed that it would not utilize the trade name of Telesis Commercial Products Division after 90 days from the date of Closing.

DESCRIPTION  OF  COMMERCIAL  PRODUCTS  DIVISION
-----------------------------------------------

The Commercial Products Division was one of three (3) divisions which we operated. The other two remaining divisions are Telesis Aerospace and Telesis RF. The Commercial Products Division was formed to target the commercial and industrial market segment in the use of our products for telecom, computer, medical, automotive, agriculture and commercial aviation. Our market focus was to concentrate on selling to the OEM (original equipment manufacturer) customer base. We had approximately 37 OEM customers at the time of the sale of the Commercial Products Division.

Included in the sale of the CPD were our customer lists, employees (including CPD management employees) furniture and computers relating to the CPD.

For the nine months ended September 30, 2005, the Commercial Products Division accounted for $430,369 or 17.7% of sales, which totaled $2,426,768 for the nine months ended September 30, 2005, with the majority of our sales for the nine months ended September 30, 2005 coming from our Aerospace division.

Our management believes that the sale of our Commercial Products Division will allow us to focus on our core Aerospace and Defense business.


--------------------------------------------------------------------------------


ITEM 2. DESCRIPTION OF PROPERTY

As of December 31, 2005 Telesis Technology Corporation owned all of its facilities. We have no leases or long term or short term rental agreements. We believe that our current facilities are in reasonable condition and provide adequate expansion capabilities.

The Company's primary physical properties during the year ended December 31, 2005 were as follows:

- The Company's headquarters are located in an industrial building at 1611 12th Street East, Unit B, Palmetto, FL 34221 USA, and consists of approximately 2000 square feet. The Company is the owner of this facility.

- The Company's National Distribution and Assembly center is located in Superior, Nebraska and is used as follows:

     1. The downtown Superior, NE office building is used for general administrative and sales support; it is a 2 story building with 9000 square feet office space. The Company is the owner of this facility.

     2. The Company's assembly and distribution warehouse is located on 10 acres on Lot 2 in the Kottemeyer Industrial Park, One Telesis Drive, Superior, NE 68978. This is a 20,000 square feet industrial building. The Company is the owner of this facility.

     3. The Company also owns Lots 1 & 2 totaling to 15 acres for future expansion purposes in Kottemeyer 1st Addition Industrial Park, Superior, NE 68978 in Nuckolls County.

ITEM 3. LEGAL PROCEEDINGS

On January 27, 2006, a complaint was filed against us and our Chief Executive Officer, Hasit Vibhakar, in the District Court of Clark County, Nevada (the "Complaint"), by Go Public First, Inc., a Nevada corporation ("Go Public"). In December 2003, we had entered into a contract with Go Public, whereby Go Public was to provide consulting services to us in connection with us becoming a publicly traded company. We chose to provide Go Public thirty days notice of our intent to terminate our agreement with Go Public on September 30, 2005 (which agreement we believe was effectively terminated pursuant to our contract with Go Public on October 30, 2005). Our original contract with Go Public provided that we could give them thirty days notice of our intent to terminate the contract upon a breach of the contract by Go Public. We believe that Go Public's failure to result in our becoming a publicly traded company for approximately twenty months after we had entered into a contract with Go Public constituted a breach, due to the fact that Go Public had stated that the entire process to becoming publicly traded would take between six and eight months. The Complaint alleges that we breached our contract with Go Public; that we have converted certain property of Go Public which Go Public alleges exceeds approximately $250,000 in value; that Go Public suffered lost revenues due to the breach of contract of $50,000; that we conspired to breach the contract with Go Public; that we acted with fraud and deceit in entering into the contract with Go Public; and that we were unjustly enriched in an amount in excess of $250,000. The Complaint requests general damages in excess of $10,000; 164,135 free trading shares of our common stock; punitive damages of $2,500,000 against each defendant; and reasonable attorney's fees.

On March 13, 2006, we filed an answer, counterclaim and third party complaint against Go Public, as well as Ted Campbell, the Chief Executive Officer of Go Public ("Campbell") and Frank Danesi, the President of Go Public ("Danesi"), collectively the "Answer and Counterclaim." The Answer and Counterclaim denied Go Public's claims in the Complaint and pleaded certain affirmative defenses, including that Go Public fails to allege facts sufficient to constitute a claim for relief, contributory negligence and fault on the part of Go Public, contributory negligence and fault on the part of certain unnamed third parties, that certain of Go Public's allegations are barred by the applicable statute of response and/or limitation, that we were unduly and severely prejudiced in our defense due to Go Public's unreasonable delay in filing the Complaint, that Go Public has failed to join all necessary and indispensable parties to the Complaint, that there were intervening and/or superseding causes of Go Publics alleged damages, and that we are entitled to attorney's fees and reasonable costs in connection with the Complaint, among others.

Additionally, the Answer and Counterclaim alleges that Go Public breached its contract with us, that it breached its covenant of good faith and fair dealing, intentional misrepresentation and fraud, negligent misrepresentation and violation of Nevada's deceptive trade practices act. The Answer and Counterclaim also contained a third party complaint against Campbell and Danesi, which alleged that there were at all times a unity of interests between Go Public, Campbell and Danesi, breach of contract, breach of covenant of good faith and fail dealing, intentional misrepresentation and fraud, negligent misrepresentation, violation of Nevada's deceptive trade practices act, civil conspiracy, and prayed for relief from Go Public, Campbell and Danesi in excess of $75,000 each, punitive damages, attorney's fees, and that Go Public's Complaint be dismissed with prejudice.


In addition to the lawsuit above, we may be subject from time to time, to various legal proceedings relating to claims arising out of our operations in the ordinary course of our business. We are currently a party to the legal proceeding described above, the adverse outcome of which, individually or in the aggregate, could have a material adverse effect on the business, financial condition, or results of operations of the Company.

ITEM  4. SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

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

                                               PRICE RANGE OF
                                                COMMON STOCK
                                              -----------------
                                               HIGH        LOW
                                              -------    ------

           December 31, 2005                  $  0.75    $ 0.40
           September 30, 2005                 $  0.55    $ 0.18
           June 30, 2005                      $  0.51    $ 0.25
           March 30, 2005                     $  0.64    $ 0.24

           December 31, 2004                  $  0.65    $ 0.12
           September 30, 2004                 $  1.10    $ 0.40
           June 30, 2004 (Private Company)
           March 30, 2004 (Private Company)


At December 31, 2005, there were approximately 32 holders of record of the Company's common stock. This number does not include the number of persons whose stock is in nominee or in "street name" accounts through brokers.

DIVIDENDS

We have not paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. We expect to utilize future earnings to finance future growth. The actual amount of any dividends paid would be subject to the discretion of our Board of Directors and would depend on operations, financial and business requirements, compliance with bank covenants and other factors.

Equity Compensation Plans

The company does not have an existing equity compensation plan and did not issue any Common Stock per such a plan as of December 31, 2005.

Recent Sales of Unregistered Securities

On January 4, 2005, Hasit Vibhakar was issued 6,000,000 shares of common stock in exchange for a transfer of inventory valued at $463,561. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, since the foregoing issuance did not involve a public offering, the recipient took the warrants for investment and not resale and we took appropriate measures to restrict transfer.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

PLAN OF OPERATIONS

We have been able to pay our expenses and costs through profitable operations. However, we may need to raise additional funds through the sale of our common stock or borrowing in order to maintain existing operations, accelerate growth and maintain a competitive edge against our competitors by increasing research and development, sales and new product introductions. Our future liquidity will depend on numerous factors, including the extent to which our present and future products gain market acceptance, the costs of sales, marketing and manufacturing activities, the cost, timing and business management of current and potential acquisitions and contingent liabilities associated with such acquisitions, and the extent to which products under development are successfully developed. If necessary, we may be required to raise additional capital in the future through one or more of the following: (1) sale of equity or debt securities; (2) obtaining new loans; or (3) sale of assets, products or marketing rights. We provide no assurance that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders.

We currently have plans to sell our Palmetto, Florida office building during Fiscal 2006, at which time we anticipate renting office space in or around Palmetto, Florida.


COMPARISON OF OPERATING RESULTS

FISCAL YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2004

We had sales of $2,607,616 for the year ended December 31, 2005, compared to sales of $1,521,903 for the year ended December 31, 2004, which represented an increase in sales of $1,085,713 or 71.3% from the prior period. The increase in sales was due to increased focus on our core business, i.e. supplying the United States government, which was facilitated by the sale and closure of three of our previous divisions, as explained above.

Revenues were offset by cost of goods sold of $2,278,032 for the year ended December 31, 2005, compared to cost of goods sold of $1,005,076 for the year ended December 31, 2004, which represented an increase in cost of goods sold of $1,272,956 or 126.7% from the prior period. Additionally, we had freight expenses of $31,079 for the year ended December 31, 2005, compared to freight expenses of $28,154 for the year ended December 31, 2004, an increase of $2,925 or 10.4% from the prior period. The increase in costs of goods sold was directly attributable to the increases in our sales, which caused us to expend more resources on labor to fulfill the larger number of orders. The freight expenses increased in direct correlation with the increased sales.

During the year ended December 31, 2005, we disposed of $46,450 of damaged inventory, $59,429 of obsolete inventory and $186,947 of inventory which could not be sold due to new lead free requirements from our inventory. The results of this removal is included in costs of sales.

We had a gain on the disposition of assets of $103,028 for the year ended December 31, 2005, compared to gain on disposition of assets of $30,203 for the year ended December 31, 2004, which represented an increase of $72,825 or 241.1% from the prior period. We sold units A and C of our Palmetto, Florida office building during the year ended December 31, 2005, and paid in full our remaining mortgage on unit B. The $103,028 of gain on the disposition of assets for the year ended December 31, 2005 included a gain of $12,756 on the sale of unit C in April 2005, a $71,134 gain on the sale of unit A in October 2005, and a net gain of $19,138 on the sale of the Test Labs division.

Gross income from continuing operations for the year ended December 31, 2005 was $401,533 compared with gross income from continuing operations of $518,876 for the same period in 2004, a decrease of $117,343.


We had total operating expenses of $483,115 for the year ended December 31, 2005, compared to total operating expenses of $401,371 for the year ended December 31, 2004, which represented an increase of $81,744 or 20.4% from the prior period. The main items making up operating expenses for the year ended December 31, 2005, included salaries and wages of $245,827, which included $49,637.26 paid to our Chief Executive Officer and Director, Hasit Vibhakar, outside services of $70,059, payroll and taxes and employee benefits of $31,278, professional fees of $24,744, depreciation and amortization of $22,416 and auto expense of $20,583, which was related to travel and rental car expenses in connection with the marketing and solicitation of new customers during the year ended December 31, 2005. The main reasons for the increase in total operating expenses were a $49,006 increase in outside services, a $9,026 increase in depreciation and amortization, an $8,289 increase in taxes and licenses, and a $15,715 increase in auto expense.

The main factors leading to this increase in salaries and wages were due to increases in sales staff to assist with our sales growth and increases in our warehouse/shipping/receiving staff to handle our increased sales for the year ended December 31, 2005. The increase in outside services was due to costs associated with professional services in connection with us filing reports with the SEC and include legal and accounting costs associated with the SEC comment letters we have received in connection with our Form 10-SB.

We had total other expenses of $4,426 for the year ended December 31, 2005, which included interest income of $3,779, other income of $17,579, offset by interest expense of $25,784, which was paid on our line of Revolving Line of Credit (defined below), which was repaid during the fiscal year ended December 31, 2005, interest paid on our credit card balances, and mortgage interest; compared to total other expenses of $15,823 for the year ended December 31, 2004, which included interest income of $599, which was offset by $16,422 of interest expense.

We had $67,319 of income from discontinued operations for the year ended December 31, 2005, which included $41,864 of income from discontinued operations and $25,455 of income from disposal of discontinued operations; compared to $23,277 of income from discontinued operations for the year ended December 31, 2004, which included $23,277 of income from discontinued operations and $-0- of income from disposal of discontinued operations. These discontinued operations include our Test Labs division which was sold for an aggregate of $65,000, and the discontinuation of our Telesis RF division during the fiscal year ended December 31, 2005.

We had benefit of income tax of $41,300 for the year ended December 31, 2005, compared to income tax expense of $49,100 for the year ended December 31, 2004. The change from an income tax expense to an income tax gain was due to the tax effect of the assets sold during the year ended December 31, 2005, which resulted in a tax reversal due to the fact that such assets had not been amortized up until the point they were sold during 2005.


LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $1,684,822 as of December 31, 2005, which included total current assets of $1,251,486; total property and equipment of $409,280; and total other assets of $24,056.

Total current assets of $1,684,822 included cash and cash equivalents of $280,809, accounts receivable of $117,292, notes receivable of $5,253, which represented an employee advance, which was subsequently repaid to the Company during the first quarter of 2006, inventories of $836,434 and income tax refund receivable of $11,698.

Total property and equipment of $409,280, which included property and equipment, (net of accumulated depreciation of $16,810) of $296,303 and construction in progress of $112,977.

Total  other  assets  of  $24,056  included  notes  receivable,  net  of current maturities  of  $23,906,  representing  the  amount  remaining from the Celerity promissory note in connection with the sale of the Test Labs division and deposits of $150. The Test Lab Note bears interest at the rate of seven percent (7%) per year and is payable in sixty (60) equal monthly installments of
$594.04, commencing on November 21, 2005 and ending October 21, 2010. The Test Lab Note had a balance of approximately $28,000 as of March 3, 2006.

We had net working capital of $1,034,768 as of December 31, 2005.

We had total liabilities of $278,767 as of December 31, 2005, which included total current liabilities of $216,718 and total long term liabilities of $57,200 and deferred income taxes of $4,849.

Total current liabilities of $216,718 included accounts payable of $203,518 and current maturities of long term debt of $13,200.

Total long term liabilities of $57,200 included mortgages payable, net of current maturities.

Our Chief Executive Officer and President, Hasit Vibhakar, has signed a personal guarantee of our mortgage debt, which includes $70,400 owing under a mortgage in the original amount of $88,000 on our property at One Telesis Drive, Superior, Nebraska, 68978, which includes our newly constructed 20,000 square foot distribution facility. The note on our warehouse facility is due in twenty monthly payments of $4,400, with the last payment due on October 31, 2009. Additionally, during the year ended December 31, 2005, we sold units A and C of our Palmetto, Florida warehouse, and paid in full our remaining mortgage on unit B of such office building.

We had net cash provided by operating activities of $157,689 for the year ended December 31, 2005, which was mainly attributable to accounts payable of $148,809, inventories of $129,662 and accounts receivable of $101,787, offset by gain on sale of equipment of ($103,028) and net loss of ($86,008).

We had net cash used in investing activities of $232,044 for the year ended December 31, 2005, which was attributable to $360,000 from the proceeds from the sale of property and equipment, relating to our sale of units A and C of our Palmetto, Florida warehouse, and $260 in additional security deposits, which was offset by $15,239 of expenditures for property and equipment and $112,977 of payments on construction in progress.

We had net cash provided by financing activities of $326,639 for the year ended December 31, 2005, which included $30,000 funds advanced on notes receivable, $265,451 of principal payments on long-term debt, $32,029 in principal repaid toward the Revolving Line of Credit, described below, which was offset by $841 of principal payments received. The $30,000 of funds advanced on notes receivable represented the promissory note received in connection with the sale of our Test Labs division in October 2005.

On December 15, 2005 we paid and satisfied in full a revolving line of credit or promissory note (the "Revolving Line of Credit") that was originally signed on November 20, 2003 with Republic Bank ("Republic"), thus terminating the agreement with Republic. The Revolving Line of Credit had no expiration or maturity date. The amount we were able to borrow under the Line of Credit was $ 50,000. We did not incur any prepayment penalties with this transaction.

We sold our Commercial Products Division in January 2005, for total consideration of $330,000, which included cash of $165,000 and a promissory note, due on January 13, 2011 of $165,000. The Note bears interest at the rate of eight percent (8%) per year and is payable in sixty (60) equal monthly installments of $3,345.61, commencing on February 13, 2006 and ending on January 13, 2011. As of March 31, 2006, approximately $160,000 remains to be paid under the Note.


Since inception, we have financed our operations primarily from our founder and Chief Executive Officer, Hasit Vibhakar and his initial and ongoing capital investments in the company and internally generated funds. As of December 31, 2005, shareholders equity was reported at $1,406,055.

We have been able to pay our expenses and costs through profitable operations. However, we may need to raise additional funds through the sale of our common stock or borrowing in order to maintain existing operations, accelerate growth and maintain a competitive edge against our competitors by increasing research and development, sales and new product introductions. Our future liquidity will depend on numerous factors, including the extent to which our present and future products gain market acceptance, the costs of sales, marketing and manufacturing activities, the cost, timing and business management of current and potential acquisitions and contingent liabilities associated with such acquisitions, and the extent to which products under development are successfully developed. If necessary, we may be required to raise additional capital in the future through one or more of the following: (1) sale of equity or debt securities; (2) obtaining new loans; or (3) sale of assets, products or marketing rights. We provide no assurance that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders.

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

Revenue recognition. We generate our revenue through the sale of products. Our policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

-      Persuasive evidence of an arrangement exists;
-      Delivery has occurred or services have been rendered;
-      Price is fixed or determinable; and
-      Collectability and Fund Collections is reasonably assured

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

Allowance for Doubtful Accounts. We maintain specific allowance for doubtful accounts receivable based on customer-specific allowances. Specific allowances are maintained for customers which are determined to have a high degree of collection risk based on such factors, among others, as: (i) the aging of the accounts receivable balance; (ii) the customer's past payment experience; or
(iii) a deterioration in the customer's financial condition, evidenced by weak financial condition and/or continued poor operating results, reduced credit ratings, and/or a bankruptcy filing. A considerable amount of judgment is required in assessing the collection of accounts receivables. Should any of the factors considered in determining the adequacy of the overall specific allowance change, an adjustment to the provision for doubtful accounts receivable may be necessary.

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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include:

     - industry-specific factors (including the reliance upon growth of the aerospace and defense market sectors, significant competition characterized by rapid technological change, new product development, product obsolescence, and significant price erosion over the life of a product);

     - our ability to timely develop and produce commercially viable products at competitive prices;

     - our ability to produce products which meet the quality standards of both existing and potential new customers;

     -    our  ability  to  accurately  anticipate  customer  demand;


     -    the  availability  and  cost  of  components  and  raw  materials;

     - the impact of worldwide economic and political conditions on our business; and

     - the ability to integrate current and potential future acquisitions into our existing operations.

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

FACTORS AFFECTING BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

An investment in our securities is very speculative and involves a high degree of risk. You should carefully consider the following risk factors, along with the other matters referred to in this Annual Report on Form 10-KSB, before you decide to buy our securities. If you decide to buy our securities, you should be able to afford a complete loss of your investment.

RISKS ASSOCIATED WITH OUR BUSINESS

MOST OF OUR SALES ARE MADE TO THE AEROSPACE & DEFENSE INDUSTRY AND SECTOR. OUR BUSINESS AND FINANCIAL RESULTS COULD BE ADVERSELY AFFECTED IF DEFENSE SPENDING IS CURTAILED, WHICH WOULD CAUSE THE VALUE OF YOUR INVESTMENT TO DECLINE.

As a percentage of total revenues, our net sales to our largest customer, The United States Government during the fiscal year ended December 31, 2005 totaled approximately 78.9%, accounting for $2,097,900 of our revenues in fiscal 2005. Additionally, we expect this percentage to increase in fiscal 2006, with the discontinuation of our Commercial Products Division. These government agencies rely upon the United States government for funding. Changes in funding may occur if there is a change in the current administration. A decrease in general business from the Aerospace & Defense Sector to global customers would have a material adverse effect on our results of operations and financial condition and the value of your investment. There is a significant risk that sales from the Commercial Products Division (CPD) may not repeat and that this will cause a substantial decrease in our results of operations, which could cause the value of our securities to decline precipitously.

WE RELY HEAVILY ON HASIT VIBHAKAR, CHIEF EXECUTIVE OFFICER, PRESIDENT AND DIRECTOR, AND IF HE WERE TO LEAVE, WE COULD FACE SUBSTANTIAL COSTS IN SECURING A SIMILARLY QUALIFIED OFFICER AND DIRECTOR.

Our success depends upon the personal efforts and abilities of Hasit Vibhakar, our Chief Executive Officer, President and Director. Our ability to operate our business activities is heavily dependent on the continued service of Mr. Vibhakar. We face continued competition for Mr. Vibhakar. We do not have an employment contract with Mr. Vibhakar and do not currently have any key man insurance on Mr. Vibhakar. Mr. Vibhakar is our driving force and is responsible for maintaining our relationships and operations. We cannot be certain that we will be able to retain Mr. Vibhakar in the future and/or that he will not terminate his employment with us. The loss of Mr. Vibhakar could have a material adverse effect on our business and operations.

THE MAJORITY OF OUR SALES ARE TO THE UNITED STATES GOVERNMENT, AND IF THE UNITED STATES GOVERNMENT WERE TO STOP PURCHASING OUR PRODUCTS, IT COULD HAVE A MATERIALLY ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

During our fiscal year ended December 31, 2005, approximately 79% of our sales were to the United States government, with our major customer being the Defense Department of the United States government. If the United States government was to stop purchasing our products, we would likely experience a large decline in sales, which would have a materially adverse effect on our results of operations.

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

The market for our products is characterized by rapidly changing technology, frequent new product introductions, changes in customer requirements, and evolving industry standards. We believe that we have been successful to date in investing in research and development to meet these needs and delivering products before our competitors. We believe that our future success will depend upon continued development and timely introduction of products capable of collecting or processing new types of enhanced products. However, we expect that new technologies will continue to emerge. Our future performance will depend on the successful development, introduction, and market acceptance of new and enhanced products that address these changes as well as current and potential customer requirements. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. There can be no assurance that we will be able to develop and market new products successfully in the future or respond effectively to technological changes, or that new products introduced by others will not render our products or technologies noncompetitive or obsolete. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements or to license these technologies from third parties. Product development delays may result from numerous factors, including:

     -    changing  product  specifications  and  customer  requirements;
     -    difficulties  in  hiring  and retaining necessary technical personnel;
     - difficulties in reallocating engineering resources and overcoming resource limitations;
     -    difficulties  with  contract  manufacturers;
     -    changing  market  or  competitive  product  requirements;  and
     -    unanticipated  engineering  complexities.

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

Our growth depends on our ability to successfully develop and market our products. The development and marketing of our products is dependent on a number of factors, including our ability to:

     -    recruit  and  maintain  a  base  of  qualified  engineers;
     -    initiate,  develop and sustain corporate and government relationships;
     - attract, hire, integrate and retain qualified sales and sales support employees; and
     -    accurately  assess  the  demands  of  the  market.

Demand for our products might be less than we anticipate, or we may not be successful in recruiting and maintaining the personnel we need to develop and sell our products. In either case, our business, operating results and financial condition could be negatively impacted.

WE MAY BE UNABLE TO COMPETE SUCCESSFULLY IN OUR MARKET. IF WE CANNOT COMPETE SUCCESSFULLY, OUR OPERATING RESULTS WILL BE ADVERSELY AFFECTED.

The markets in which we compete are characterized by rapidly changing technology and continuous improvements in products and services. Our future success depends on our ability to enhance our current products and to develop and introduce, in a timely manner, new products that keep pace with technological developments that meet or exceed industry standards that compete effectively on the basis of price, performance and quality, that adequately address OEM customer and end-user customer requirements, and that achieve market acceptance. We believe that to remain competitive in the future we will need to continue to develop new products, which will require us to invest significant funds into research activities. In the event our newly developed products are not timely developed or do not gain market acceptance, our business, results of operations and financial condition could be materially adversely affected. Our primary competitors are much larger than we are and who have more in the way of financial and other resources than we have. We have tried to create a niche market in the manufacturing of Fluid Control Device, Discrete Semiconductor, Custom Board Level Testing Lab sectors for use by the Aerospace, Defense and Commercial industry however we have no contractual agreement with the customers with whom we do business and we cannot assure you that these contractors will continue ordering parts from us or that they will order at the same or greater levels than they have done in the past. If our customers severely reduced their orders or ceased ordering from us altogether, our business, results of operations and financial condition, could be materially adversely affected.

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

OUR FUTURE REVENUES ARE INHERENTLY UNPREDICTABLE, OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE FROM PERIOD TO PERIOD.

Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, some of which are outside our control. Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indications of future performance. Some of the factors that could cause our quarterly or annual operating results to fluctuate include conditions inherent in government contracting and our business such as the timing of cost and expense recognition for contracts, the United States Government contracting and budget cycles, and contract closeouts. Because we base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted revenues could significantly harm our business. These fluctuations, as well as general economic and market conditions, may adversely affect our future results of operations.

ADDITIONAL  FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS

Our future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include:

     - industry-specific factors (including the reliance upon growth of the aerospace and defense market sectors, significant competition characterized by rapid technological change, new product development, product obsolescence, and significant price erosion over the life of a product);

     - our ability to timely develop and produce commercially viable products at competitive prices;

     - our ability to produce products which meet the quality standards of both existing and potential new customers;

     -    our  ability  to  accurately  anticipate  customer  demand;

     -    the  availability  and  cost  of  components  and  raw  materials;

     - the impact of worldwide economic and political conditions on our business; and

     - the ability to integrate current and potential future acquisitions into our existing operations.

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

--------------------------------------------------------------------------------
ITEM 7. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----

Reports of Independent Certified Public Accountants                         F-1

Balance Sheet as of December 31, 2005                                       F-2

Statements of Operations for the years ended December 31, 2005 and
December 31, 2004                                                           F-3

Statements of Cash Flows for the years ended December 31, 2005 and
December 31, 2004                                                           F-5

Statements of Stockholders' Equity for the years ended
December 31, 2005 and December 31, 2004                                     F-7

Notes to Financial Statements                                               F-8



--------------------------------------------------------------------------------

E. Randall Gruber, CPA, PC
================================================================================
Certified Public Accountant                              Telephone (636)561-5639
400 Lake Saint Louis Boulevard                                 Fax (636)625-6039
Lake Saint Louis, Missouri  63367


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors
Telesis Technology Corporation

I have audited the accompanying balance sheets of Telesis Technology Corporation as of December 31, 2005 and 2004, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telesis Technology Corporation as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004. in conformity with U.S. generally accepted accounting principles.


/s/ E. Randall Gruber
---------------------------
E. Randall Gruber, CPA, PC

St. Louis, Missouri
March 26, 2005



CPA
The CPA. Never Underestimate The Value(R).
                 Member:  American Institute of Certified Public Accountants
                 Registered:  Public Company Accounting Oversight Board  (PCAOB)


TELESIS TECHNOLOGY CORPORATION
BALANCE SHEETS

ASSETS                                                        December 31,
------                                                       -------------
                                                          2005          2004
                                                      -------------  ----------
CURRENT ASSETS
Cash and cash equivalents                             $     280,809  $   69,551
Accounts receivable                                         117,292     219,079
Notes receivable                                              5,253         ---
Inventories                                                 836,434     502,535
Income tax refund receivable                                 11,698         ---
                                                      -------------  ----------

      TOTAL CURRENT ASSETS                                1,251,486     791,165
Property and equipment (at cost), net of accumulated
  depreciation of $16.810 and $12,811 respectively          296,303     599,998
Construction in progress                                    112,977         ---
                                                      -------------  ----------

      TOTAL PROPERTY AND EQUIPMENT                          409,280     599,998
OTHER ASSETS
Notes receivable, net of current maturities                  23,906         ---
Deposits                                                        150         410
                                                      -------------  ----------

     TOTAL OTHER ASSETS                                      24,056         410
                                                      -------------  ----------

     TOTAL ASSETS                                         1,684,822   1,391,573
                                                      =============  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
Notes payable                                                   ---      32,029
Accounts payable                                            203,518      54,710
Accrued income taxes                                            ---      13,635
Current maturities of long-term debt                         13,200      20,070
                                                      -------------  ----------

      TOTAL CURRENT LIABILITIES                             216,718     120,444

LONG-TERM DEBT
Mortgages payable, net of current maturities                 57,200     315,781
                                                      -------------  ----------

Deferred income taxes                                         4,849      35,465
                                                      -------------  ----------

     TOTAL LIABILITIES                                      278,767     471,690

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 20,000,000
   shares authorized; no shares issued and
   outstanding                                                   --          --
Common stock, $0.001 par value; 100,000,000
  shares authorized and 19,367,500 (2005) and
  13,367,500 (2004) issued and outstanding                   19,368      13,368
Additional paid-in capital                                1,288,217     830,656
Retained earnings                                            98,470      75,859
                                                      -------------  ----------
     TOTAL STOCKHOLDERS' EQUITY                           1,406,055     919,883
                                                      -------------  ----------

                 See accompanying notes to financial statements


TELESIS TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS
                                                                  For the
                                                                Years ended
                                                                December 31,
                                                                ------------
                                                              2005         2004
                                                           -----------  -----------
REVENUES
     Sales from continuing operations                      $2,607,616   $1,521,903

COST OF SALES
     Cost of goods sold                                     2,278,032    1,005,076
     Freight                                                   31,079       28,154
                                                           -----------  -----------

          Total cost of sales from continuing operations    2,309,111    1,033,230
                                                           -----------  -----------

          Gross profit from continuing operations             298,505      488,673

OTHER OPERATING INCOME
     Gain on disposition of assets                            103,028       30,203
                                                           -----------  -----------

          Gross income from continuing operations             401,533      518,876

OPERATING EXPENSES
     Salaries and wages                                       245,827      238,536
     Professional fees                                         24,744       27,541
     Outside services                                          70,059       21,006
     Payroll taxes and employee benefits                       31,278       25,184
     Operating supplies                                         5,599       14,913
     Utilities and telephone                                   16,514       14,241
     Depreciation and amortization                             22,416       13,390
     Office supplies                                            8,067        7,153
     Taxes and licenses                                        16,623        8,334
     Repairs and maintenance                                    2,612        7,793
     Advertising and promotion                                  5,222        5,565
     Auto expense                                              20,583        4,868
     Insurance                                                  4,324        3,199
     Travel                                                       941        5,387
     Dues and subscriptions                                     4,906        1,885
     Other operating expenses                                   3,400        2,376
                                                           -----------  -----------

          TOTAL OPERATING EXPENSES FROM CONTINUING
              OPERATIONS                                      483,115      401,371
                                                           -----------  -----------

                                                              (81,582)     117,505

OTHER INCOME (EXPENSES)
     Interest income                                       $    3,779   $      599
     Other income                                              17,579
     Interest expense                                         (25,784)     (16,422)
                                                           -----------  -----------

          Net other expense from continuing operations         (4,426)     (15,823)
                                                           -----------  -----------

 INCOME (LOSS)  FROM CONTINUING  OPERATIONS                   (86,008)     101,682

Discontinued operations
   Income from discontinued operations                         41,864       23,277
   Income from disposal of discontinued operations             25,455          ---
                                                           -----------  -----------

          Income from discontinued operations                  67,319       23,277
                                                           -----------  -----------

                 See accompanying notes to financial statements


TELESIS TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS

        INCOME BEFORE INCOME TAXES                  (18,689)      124,959

INCOME TAXES                                        (41,300)       49,100
                                                ------------  -----------

            NET INCOME                          $    22,611   $    75,859
                                                ============  ===========


Weighted average number of common shares
  outstanding - basic and fully diluted          19,367,500    12,967,603
                                                ============  ===========

Net income per share - basic and fully diluted  $      0.00   $      0.01
                                                ============  ===========

                 See accompanying notes to financial statements


TELESIS TECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS

                                                         For the
                                                       Years ended
                                                       December 31,
                                                       ------------
                                                     2005        2004
                                                  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES FROM
  CONTINUING OPERATIONS:
NET INCOME (LOSS) FROM CONTINUING OPERATIONS      $ (86,008)  $  52,582
ADJUSTMENTS TO RECONCILE NET INCOME FROM
  CONTINUING OPERATIONS TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES
    Depreciation and amortization                    22,416      13,390
    Gain on sale of property and equipment         (103,028)    (30,203)
    Deferred income taxes                           (30,616)     35,465
CHANGES IN ASSETS AND LIABILITIES
    Accounts receivable                             101,787     (57,770)
    Prepaid expenses                                    ---       5,000
    Inventories                                     129,662      49,714
    Income tax refunds receivable                   (11,698)        ---
    Accounts payable                                148,809     (35,465)
    Accrued income taxes                            (13,635)     13,635
                                                  ----------  ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES
   FROM CONTINUING OPERATIONS                       157,689      46,348

INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
    Expenditures for property and equipment         (15,239)   (569,780)
    Payments on construction in progress           (112,977)        ---
    Expenditures for software                           ---      (9,901)
    Proceeds from sale of property and equipment    360,000     127,313
    Repayment of shareholder loans                      ---       1,770
    Additional security deposits                        260        (150)
                                                  ----------  ----------

NET CASH USED IN INVESTING ACTIVITIES
   FROM CONTINUING OPERATIONS                       232,044    (450,748)

FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
    Funds advanced on notes receivable              (30,000)        ---
    Principal payments received                         841         ---
    Proceeds from issuance of long-term debt            ---     338,500
    Principal payments on long-term debt           (265,451)    (71,184)
    Principal repaid toward line of credit          (32,029)        ---
    Principal advances from line of credit              ---      32,029
    Additional investment by shareholders               ---      83,822
                                                  ----------  ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES
   FROM CONTINUING OPERATIONS                      (326,639)    383,167

NET INCREASE IN CASH AND CASH EQUIVALENTS            63,094     (21,233)

NET CASH PROVIDED BY DISCONTINUED OPERATIONS        148,164      23,277

Cash and cash equivalents, beginning                 69,551      67,507
                                                  ----------  ----------

CASH AND CASH EQUIVALENTS, END                    $ 280,809   $  69,551
                                                  ==========  ==========

                 See accompanying notes to financial statements


TELESIS TECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS
                                                          For the
                                                        Years ended
                                                        December 31,
                                                        ------------
                                                       2005     2004
                                                      -------  -------
Supplemental disclosures:
    Interest paid                                     $25,784  $16,422
                                                      =======  =======
    Income taxes paid                                 $13,635  $   ---
                                                      =======  =======

     Non-cash  investing  and  financing  transactions  - During the years ended
     December 31, 2005 and 2004, the Company's major shareholder transferred inventory items to the Company. The inventory was valued at replacement cost in the amounts of $463,561 and $416,782 respectively The stockholder was credited with additional paid-in capital in the amounts of $463,561 and $416,782, respectively.


                 See accompanying notes to financial statements


TELESIS TECHNOLOGY CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005,AND 2004

                                                                                     Retained
                                                                         Capital     Earnings /
                                                     Common Stock      In Excess of Accumulated
                                                   Shares      Amount   Par Value     Deficit     Totals
                                                 -----------  --------  ----------   ---------  -----------
Balance, January 1, 2003                                100       100      108,508      (307)     108,301

Common stock redeemed                                  (100)     (100)          --        --         (100)

Common stock issued                              12,225,000    12,225      143,221        --      155,446

Net income                                               --        --           --    79,683       79,683
                                                 -----------  --------  ----------   ---------  -----------

Balance, December 31, 2003                       12,225,000   $12,225   $  251,729  $ 79,376   $  343,330

Retained earnings recorded as additional
  paid-in capital upon election out of "S"
  corporation status.                                    --        --       79,376   (79,376)          --

Common stock issued                               1,142,500     1,143       82,679        --       83,822

Inventory items transferred by major share-
  holder recorded as additional paid in capital          --        --      416,872        --      416,872

Net income                                               --        --           --    75,859       75,859
                                                 -----------  --------  ----------   ---------  -----------

Balance, December 31, 2004                       13,367,500   $13,368   $  830,656  $ 75,859   $  919,883

Inventory items transferred by major share-
  holder in exchange for 6,000,000 shares of
  restricted stock                                6,000,000     6,000      457,561                463,561

Net income                                                                            22,611       22,611
                                                 -----------  --------  ----------   ---------  -----------

Balance, December 31, 2005                       19,367,500   $19,368   $1,288,217  $ 98,470   $1,406,055
                                                 ===========  ========  ==========   =========  ===========

                 See accompanying notes to financial statements

TELESIS TECHNOLOGY CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE A - COMPANY OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------------------------------------
Company overview
----------------

Telesis Technology Corporation is a publicly traded multi-faceted high technology company that designs, develops, tests, manufacturers and markets a diverse range of aerospace and defense products. The Company is focused on providing product, system and service solutions for commercial and governmental customers. During 2005, the Company had four operating divisions - Governmental and Commercial Products Division (CPD) Telesis Aerospace; Telesis Test Labs and Telesis RF. During the year ended December 31, 2005, the Company disposed of the Commercial Products Division and the Telesis Test Labs Division.

Basis of preparation of financial statements
--------------------------------------------

The accompanying financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Use of estimates
----------------

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

Revenue recognition
-------------------

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

Cash and cash equivalents
-------------------------

The Company considers all highly liquid investments with a remaining maturity at the date of purchase / investment of three months or less to be cash equivalents. Cash and cash equivalents comprise cash, and cash on deposits with banks.

Credit risk
-----------

The Company's major customer is the Defense Department of the United States government. Sales to the United States government represent approximately 79% of Company sales for the year ended December 31, 2005. No provision for uncollectible accounts has been established at December 31, 2005.

TELESIS TECHNOLOGY CORPORATION
NOTES TO FINANCIAL STATEMENTS

Property and equipment
----------------------

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

Segment information
-------------------

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

The percentages of Governmental Products Division and the Commercial Products Division and other divisions for the year ended December 31, 2005 are as listed below.

Governmental Products Division          79.00%
Commercial Products Division            19.00%
Other - Testing                          2.00%
                                       -------

                                       100.00%
                                       =======

Foreign currency translation
----------------------------

The Company prepares financial statements using the United States dollar as the functional currency. The financial statements required no translation of foreign currencies, since none of the foreign operations had transactions during the financial statement periods.

Income taxes
------------

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

TELESIS TECHNOLOGY CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE B - INVENTORIES
--------------------

Inventories consist of the cost of parts, components, material, labor and manufacturing overhead used in the performance of services for customers, and are stated at the lower of cost or market on an FIFO (first-in, first-out) basis. Inventory transferred to the Company by its major stockholder was valued at replacement cost since historical cost was not available.

During the year-end physical inventory observation, management removed $46,450 of damaged inventory, and $59,429 of obsolete inventory and $186,947 of inventory unsalable due to new lead free requirements from inventory. The results of this removal is included in costs of sales.


NOTE C - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consist of the following at December 31, 2005:

Land                                  $     90,000
Building                                   190,918
Furniture, fixtures and equipment           32,195
                                      ------------
                                           313,113
Less - Accumulated depreciation            (16,810)
                                      ------------
                                      $    296,303
                                      ============

Depreciation expense totaled $22,4161 for the year ended December 31, 2005.

NOTE D - RELATED PARTY TRANSACTIONS
-----------------------------------

The Company's major stockholder transferred inventory items to the Company during the period. The inventory was valued at replacement cost (since historical cost was unavailable) in the amount of $463,561. The stockholder was credited with 6,000,000 shares of restrcted common stock in exchange for the inventory.

The Company's major stockholder has signed a personal guarantee for the mortgage debt and line of credit of the Company as described in Notes E and F.

NOTE E - NOTES PAYABLE
----------------------

The Company has a revolving line of credit with a commercial bank. The line of credit established on November 20, 2003 is in the amount of $50,000. Interest on the line is due monthly and is at a rate of 1.5% over the index rate (Citibank, N.A. New York base rate). The line of credit does not have an expiration date. The line of credit was paid in full at December 31, 2005. date.

NOTE F - LONG-TERM DEBT
-----------------------

Long-term debt consists of the following at December 31, 2005:

TELESIS TECHNOLOGY CORPORATION
NOTES TO FINANCIAL STATEMENTS

Real estate mortgage note issued in the
original amount of $88,000. The note is due
in twenty quarterly installments of $4,400
beginning on January 31, 2005, with a final
payment due on October 31, 2009. The mortgage
was issued by the City of Superior, Nebraska.
The note is secured by real estate.                              $     70,400
                                                                 ------------

Total long-term debt                                                   70,400

Less - Current maturities                                             (13,200)
                                                                 ------------

Long-term debt, net of current maturities                        $     57,200
                                                                 ============

The maturities of long-term debt are as follows:
                                                         2006    $     13,200
                                                         2007          13,200
                                                         2008          13,200
                                                         2009          30,800
                                                                 ------------

                                                                 $     70,400
                                                                 ============

NOTE G - PUBLIC STOCK OFFERING
------------------------------

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

NOTE H - PREFERRED AND COMMON STOCK
-----------------------------------

The Company is authorized to issue 20,000,000 shares of preferred stock at $.001 par value and 100,000,000 shares of common stock at $.001 par value. As of December 31, 2005 the Company had issued 18,225,000 shares of common stock to the initial shareholders. The initial shareholders have entered into an agreement with the Company that the 18,225,000 shares will not be sold for two years from the issuance date.

NOTE I - SALES
--------------

Sales consists of the following for the year ended December 31, 2005

Product sales to the Unites States government        $     2,097,900
Product sales to commercial entities                         509,602
Testing service and other                                     51,173
                                                     ---------------

                                                           2,658,675
                                                     ===============

TELESIS TECHNOLOGY CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE J - INCOME TAX EXPENSE (BENEFIT)
-------------------------------------

Income tax expense consists of the following for the year ended December 31, 2005:

                      Current               $     (11,698)
                      Deferred                    (29,602)
                                            --------------

                                            $     (41,300)
                                            ==============

A reconciliation of the income tax provision to the effective tax rate is as follows:

Income tax at federal rate            $     (6,354)          34.00%
State tax, net of federal effect              (606)           3.24%
Permanent differences                          112           -0.60%
Temporary differences                      (29,602)         158.00%
Net operating loss deduction                (4,850)          26.00%
                                      -------------         -------
                                            41,300          220.64%
                                      =============         =======

NOTE K - EMPLOYEE RETIREMENT PLAN
---------------------------------

The Company has adopted an employee retirement plan under which employees may defer a portion of their annual compensation pursuant to provisions of the Internal Revenue Code. The Company can elect to contribute to the plan. Substantially all employees who have completed at least one year of service are eligible to participate in the plan. The Company has not elected to make a contribution to the plan for the year ended December 31, 2005.

NOTE L - COMMITMENTS
--------------------

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

NOTE M - SALE OF LONG-LIVED ASSETS

During the year ended December 31, 2005, the Company sold two warehouse buildings for a total of $360,000. In addition, the Company sold its Test Lab division for a total of $65,000. The resulting gains upon the sale of the warehouse buildings and the Test lab division in the amount of $128,483 is included in gross income from operations on the Statement of Operations.

NOTE N - DISCONTINUED OPERATIONS

The Company's management determined that they would discontinue the Test Lab Division, and as discussed in Note M, sold the Division in 2005. Therefore, all operations of this business classified as "discontinued operations" in the accompanying financial statements.

TELESIS TECHNOLOGY CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No 46, "Consolidation of Variable Interest Entities" (an interpretation of Accounting Research Bulletin
(ARB) No. 51, Consolidation Financial State- ments). Interpretation 46 addresses consolidation by business enterprises of entities to which the usual condition of consolidation described in ARB-5 does not apply. The Interpretation changes the criteria by which one company includes another entity in its consolidated financial statements. The general requirement to consolidate under ARB-51 is based on the presumption that an enter- prise's financial statement should include all of the entities in which it has a controlling financial interest (i.e., majority voting interest). Interpretation 46 requires a variable interest entity to receive a majority of the entity's residual returns or both. A company that consolidated a variable interest entity is called the primary beneficiary of that entity. In December 2003, the FASB concluded to revise certain elements of FIN 46, primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46. that was issued in January, 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying IN-46R. In general, for all entities that were previously considered special purpose entities, FIN 46 should be applied for registrants who file under Regulation SX in periods ending after March 31, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after September 30, 2003, except as stated below and for hedging relationships designated after September 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implement- ation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after September 30, 2003. The adoption of this statement had no impact on the Company's financial statements.

During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instrument with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Element of Financial Statements. The adoption of this statement had no impact on the Company's financial statements.

In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined

TELESIS TECHNOLOGY CORPORATION
NOTES TO FINANCIAL STATEMENTS

benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

In December, 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 supersedes SAB 11, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic, 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the financial statements.

In March, 2004, the FASB approved the consensus reached on the Emerging Issues Task Forces (ETIF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments for investments are deemed to be temporarily impaired. In September 204, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition are effective only for annual periods ending after June15,2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company's overall combined results of operations or combined financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4 ("SFAS No. 151". The amendments made by SFAS 151 clarify that abnormal amount of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS 152") SFAS 152 amends SFAS No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SFAS 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that the guidance for (a) incidental operations and
(b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP04-2. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier applications encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

TELESIS TECHNOLOGY CORPORATION
NOTES TO FINANCIAL STATEMENTS

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Asset, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basis measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No. 153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R will provide investors and other users of financial statements with more compete and neutral financial information by requiring that the compensation costs relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123R and does not believe the impact will be significant to the Company's overall results of operations or financial position.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable



ITEM 8A. DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report on Form 10-KSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     This conclusion was based on the fact that subsequent to our filing of our 10-KSB for the year ended December 31, 2004, we discovered an error in the computation of our income tax expense relating to the recording of deferred income taxes due upon election out of "S" corporation status effective January 1, 2004. As a result, we are currently in the process of restating our financial statements and financial information for the year ended December 31, 2004, by way of an amended 10-KSB filing. The effect of the changes increased income tax expense and decreased net earnings by $13,300 for the fiscal year ended December 31, 2004, compared to our initial Form 10-KSB filing for the year ended December 31, 2004.

(b) Changes in internal control over financial reporting. Subsequent to our discovery of the errors in our financial reporting disclosed above under Item (a), we made certain changes to our internal control over financial reporting including retaining a CFO with experience in SEC reporting to help provide us with answers regarding the timing and required disclosures of our transactions moving forward, which we believe will allow us to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, in the future. As such, we believe that the errors described above will be only a one time event and have added Shefali Vibhakar as our Chief Financial Officer, effective September 1, 2005, since the discovery of the errors, who has over ten years of experience in accounting and finance. We believe that the addition of Mrs. Vibhakar will help our disclosure controls and procedures be effective and provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.


--------------------------------------------------------------------------------

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Set forth below are the name, age, principal position and a biographical description of each of our directors, executive officers and key management personnel as of December 31, 2005. Our board of directors is comprised of only one class. All of our directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the board of directors.

NAME                      AGE          POSITION

Mr. Hasit Vibhakar        33           Chairman, CEO, President, Director

Ms. Shefali Vibhakar      31           Chief Financial Officer, Chief
                                       Accounting Officer, Controller,
                                       Secretary, Treasurer and Director
HASIT VIBHAKAR
CHAIRMAN, PRESIDENT & CHIEF EXECUTIVE OFFICER.

Mr.  Hasit  Vibhakar  is  the  Founder,  Chairman,  President  &  CEO of Telesis
Technology Corporation, he is responsible for founding the company and the successful business model implemented at Telesis Technology Corporation. He has served as our CEO, President and Chairman since June 2002. From approximately April 1999 until June 2002, he served as director of sales for Harris

Corporation (NYSE:HRS). Mr. Vibhakar is responsible for the strategic direction and overall day to day operations of the Company. He is a seasoned business technology executive with a broad range of management experience, spanning engineering, sales, business development and product management. He has successfully served executive level leadership roles with both established and start-up technology companies, including: Harris Corporation (NYSE:HRS); Intens Software; Digital Lightwave (NASDAQ:DIGL); and Telemetry Technics Corp.

Mr. Vibhakar also has broad experience in charting and guiding growth on a global scale. He has focused on the company's strategic planning, building all company divisions, taking the company from private to public, investor relations, business development, and alliance management effort, and oversees a broad set of strategic and business development efforts focused on driving sales, growth, and market share. Mr. Vibhakar holds a BA degree from Macalester College, St. Paul, MN.

SHEFALI VIBHAKAR
CHIEF FINANCIAL OFFICER, CHIEF ACCOUNTING OFFICER, CONTROLLER, SECRETARY, TREASURER AND DIRECTOR

Ms. Shefali Vibhakar is responsible for the management of corporate finance, accounting including the accounts receivable and accounts payable programs and general corporate administration of the Company. She has served as our Chief Accounting Officer and Director since August 2005. From August 2003 to
August 2005, she served as our Controller. From November 2003, until January 2004, she served as a bank teller at Republic Bank in Ellenton, Florida. From September 2000 until September 2001, she was employed as a quality assurance software engineer at ADC, in Tampa, Florida. From January 2000 until July 2000, she was employed as a quality assurance software engineer for Brooks Semiconductor in Boston, Massachusetts. Shefali Vibhakar works very closely with the company's outside auditor, provides and successfully implements all accounting and financial controls at Telesis Technology Corporation. She brings to this position over 10 years of experience in accounting and finance, most recently with start-up ventures. Before joining Telesis, Shefali held several senior financial positions with software, semiconductor and fiber optic technology companies. As the Chief Financial Officer (CFO), Controller,
Secretary, Treasurer and Director for Telesis Technology Corporation she has developed financial controls, business processes and inventory systems that have led to the expansion of the company's diverse product lines and growing customer base. She brings to Telesis special skills in administrative planning and budget management. Shefali holds a BA degree from the University of Massachusetts, Boston, Massachusetts.

Shefali and Hasit Vibhakar, our sole officers and Directors, are husband and wife.

ITEM 10. EXECUTIVE COMPENSATION

The following summary compensation table sets forth the compensation earned by our Founder, Chairman, and Chief Executive Officer. None of our executives received compensation for the fiscal year 2005 in excess of $100,000. Our directors do not receive compensation for their services on the board of directors or any committee thereof. All of our directors are reimbursed for their expenses for each board of directors meeting attended. At December 31, 2005 we did not have any equity compensation plans.

                           SUMMARY COMPENSATION TABLE
                           --------------------------
NAME                  YEAR    SALARY        BONUS   RESTRICTED      ALL OTHER
                                                    STOCK AWARDS   COMPENSATION*

Mr. Hasit Vibhakar    2005    $ 49,637.26   $ 0.00       --            $ 0.00
                      2004    $  9,488.23   $ 0.00       --            $ 0.00
                      2003    $      0.00   $ 0.00    12,000,000       $ 0.00
                                                        Shares



* Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. Mr. Vibhakar received no LTIP payouts or bonuses during the years ended 2003, 2004, 2005, and no salary is being accrued for Mr. Vibhakar.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of common stock beneficially owned as of March 31, 2006 by (i) those persons or groups known to us who will beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer whose compensation exceeded $100,000 in the fiscal year ended December 31, 2005; and, (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13(d)-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the Securities and Exchange Commission by information provided by such persons directly to us. Except as indicated, the stockholders listed below possess sole voting and investment power with respect to their shares.


                                             TLST COMMON STOCK
                                             BENEFICIALLY OWNED

                                                               (3)% OF
                                             (2)NUMBER OF      OUTSTANDING
                                                 SHARES           SHARES


            (1) NAME

             Hasit Vibhakar                    18,000,000          92.9%
             Chief Executive Officer,
             President and Director

             Shefali Vibhakar (4)              18,000,000          92.9%
             Chief Financial Officer,
             Chief Accounting Officer,
             Secretary, Treasurer and Director

             ALL OF THE OFFICERS AND
             DIRECTORS AS A GROUP              18,000,000          92.9%
                 (2 PERSONS)

          (1) The Company's address is 1611 12th Street East, Unit B, Palmetto, Florida, 34221 USA.

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

          (3) Based upon 19,367,500 shares of the Company's common stock outstanding as of March 31, 2006.

          (4) Mrs. Vibhakar is deemed to beneficially own the same 18,000,000 shares of Common Stock held by her husband, our Chief Executive Officer, President and Director, Hasit Vibhakar.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company's majority stockholder transferred inventory items to the Company during calendar year 2004. The inventory was valued at replacement cost (since historical cost was unavailable) in the amount of $416,872. The stockholder was credited with additional paid-in capital in the amount of $416,872 in exchange for the inventory.

The Company's majority stockholder has signed a personal guarantee for the mortgage debt and line of credit of the Company as described in Notes E and F to our audited financial statements for the years ended December 31, 2005 and 2004, attached hereto.

AUDIT COMMITTEE FINANCIAL EXPERT

Since we are classified as a Small Business, we are exempted for the time being from the requirements to establish an audit committee and to have an audit committee financial expert to serve on such committee. We plan to comply with those requirements in the future.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other of our equity securities on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file. As of December 31, 2005, Shefali Vibhakar and Hasit Vibhakar are required to file
Section 16(a) filings with the Commission. As of the date of this filing, Shefali Vibhakar has not filed a Form 3 with the Commission to report her beneficial ownership of the Company; however, she anticipates filing such Form 3 shortly after the filing of this Report on Form 10-KSB.

--------------------------------------------------------------------------------

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)     Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference.

Exhibit
Number    DESCRIPTION
-------   ------------
3.1 Certificate of Incorporation, incorporated herein by reference, previously filed as an exhibit to our Form 10-SB, which was filed with the SEC on November 1st, 2004, and incorporated herein by reference.

3.2 Bylaws and Certificate of Amendment to the Certificate of Incorporation, incorporated herein by reference, previously filed as an exhibit to our Form 10-SB, which was filed with the SEC on November 1st, 2004, and incorporated herein by reference.

10.1(1)   Promissory Note of Global Technology Components, LLC

10.2(1)   Indemnification Agreement with Global Technology    Components, LLC

10.3(1)   Guaranty Agreement with David R. Kraft & Victoria L. Kraft

10.4(1)   Security Agreement with Global Technology Components, LLC

10.5(1)   Covenant Not To Compete with Global Technology Components, LLC

31.1* Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2* Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certificate of the Chief Executive Officer to Section 906 of the Sarbanes-Oxley Act of 2002

32.2* Certificate of the Chief Financial Officer to Section 906 of the Sarbanes-Oxley Act of 2002

* Attached hereto.

(1) Filed as exhibits to our Form 8-K filed with the Commission on January 25, 2006 and incorporated herein by reference.

(B)     Reports on Form 8-K.


We filed the following reports on Form 8-K during the quarter ended December 31, 2005:

     o October 3, 2005 to report that we issued a press release to report that we received our FAA (AC-00-56A) and TAC 2000 accreditation and certification;

     o October 7, 2005 to report that we issued a press release to disclose that we had selected component control software applications;

     o    October 31, 2005 to report our sale of the Telesis Test Labs division;

     o November 7, 2005 to report that we issued a press release to report that we obtained professional legal help and that we held a special meeting of the audit committee;

     o November 7, 2005 to report that we issued a press release to report that we obtained professional legal help and that we held a special meeting of the audit committee;

     o November 7, 2005 to amend our previous report regarding our certifications received and attached press release;

     o November 28, 2005 to report that we issued a press release to disclose our third quarter 2005 results;

     o December 14, 2005 to report that we received new orders of $518,000 during the fourth quarter of 2005; and

     o December 29, 2005 to report that on December 15, 2005, we paid in full a promissory note.

We filed the following reports on Form 8-K, subsequent to the quarter ended December 31, 2005:

     o January 18, 2006 to report that we issued a press release to announce the sale of our Commercial Products Division; and

     o January 25, 2006 to report the sale of our Test Labs and Commercial Products Divisions in greater detail.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us by our auditors, certified public accountants during the fiscal years ended December 31, 2005 and December 31, 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees,
(iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered regarding accounting and auditing. "All other fees" includes fees related to (or paid for) in the fiscal year ended December 31, 2004 and fees related to in fiscal year ended December 31, 2003.

                                            DECEMBER 31,        DECEMBER 31,
                                                   2005                 2004
                                            -----------         ------------

           (i)   Audit Fees                 $ 18,000.00         $   6,900.00
           (ii)  Audit Related Fees         $  5,244.00         $   2,448.00
           (iii) Tax Fees                   $  1,500.00         $     529.00
           (iv)  All Other Fees             $      0.00         $  20,000.00
                TOTAL                       $ 24,744.00         $  29,877.00

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telesis Technology Corporation

/s/  HASIT VIBHAKAR
-------------------
Name:  Hasit Vibhakar
Title:  Chairman, CEO, President & Director.             Dated:  April 3, 2006



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



SIGNATURE                  TITLE                                 DATE
-----------------------    ------------------                    --------------

/s/  HASIT VIBHAKAR        President, Chief Executive            April 3, 2006
-----------------------    Officer and Chairman of the Board
Hasit Vibhakar

 /s/  SHEFALI VIBHAKAR
----------------------     Chief Financial Officer,              April 3, 2006
Shefali Vibhakar           Chief Accounting Officer,
                           Treasurer, Secretary and Director