Form 10KSB/A
period 2004-12-31
Telesis Technology Corp
filed 2006-04-28
CIK 1290416

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                Amendment  No. 2

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

Issuer's revenue for its most recent fiscal year: $1,545,180

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on December 22, 2004 was $341,875. The per share stock price for computational purposes was $0.25, based on the closing sale price per share for the Registrant's Common stock on the Pinksheets OTC on December 22, 2004. This value is not intended to be a representation as to the value or worth of the Registrant's Common Stock.

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock Outstanding as of December 31, 2004: 13,367,500 shares.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]


     This Amended Form 10-KSB is being filed by the Registrant to include revised financial information for the period ended December 31, 2004, in connection with the Registrant's accounting for its sale of long-lived assets related to the sale of the Registrant's prior office building during the fiscal year ended December 31, 2004 (explained in greater detail under Note P of the financial statements contained herein). Additionally, the Registrant has updated its disclosure under Note O - Restatement to its December 31, 2004 financial statements, to include a description of the restatements made to its December 31, 2004 financial statements which was made in connection with an error in the computation of the Registrant's income tax expense relating to the recording of deferred income taxes due upon the Registrant's election out of "S" corporation status effective January 1, 2004, as described in more detail in such note. Other than those items listed above which the Registrant has updated and revised, all other sections of this Amended Report on Form 10-KSB, unless otherwise stated, remain the same as originally filed by the Registrant on Form 10-KSB/A on November 3, 2005, and investors should review the Registrant's most recent filings for updated information on the operations, executives and officers, and financial condition of the Registrant.

                         TELESIS TECHNOLOGY CORPORATION

                              INDEX TO FORM 10KSB/A


PART I

Item 1.     Description of Business                                 4

Item 2.     Description of Property                                18

Item 3.     Legal Proceedings                                      18

Item 4.     Submission of Matter to a Vote of Security Holders     18


PART II

Item 5.     Market for Registrant's Common Stock
            and Related Stockholder Matters                        19

Item 6.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    20

Item 7.     Financial Statements                                   31

Item 8.     Changes In and Disagreements with Accountants
            on Accounting and Financial Disclosure                 51

Item 8A.    Disclosure Controls and Procedures                     51


PART III

Item 9.     Directors, Executive Officers, Promoters and Control
            Persons/Compliance with 16(a) of the Securities
            Exchange Act                                           52

Item 10.    Executive Compensation                                 53

Item 11.    Security Ownership of Certain Beneficial Owners
            and Management                                         54

Item 12.    Certain Relationships and Related Transactions         54

Item 13.    Exhibits and Reports on Form 8-K                       55

Item 14.    Principal Accountant Fees and Services                 55


SIGNATURES                                                         57

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


Consumer Electronics       Set-top Boxes (cable/DSS), Game
                           Consoles, Smart Appliances, Digital Audio
                           Players, MP3, Digital Cameras, Mobile
                           handset and smart phones, Caller ID
                           Boxes, Answering Machines, Personal
                           Medical Devices
----------------------------------------------------------------------
Computing and Peripherals  Notebooks, LCD/TFT Displays,
                           Motherboards, PDAs/Pocket PCs,
                           Scanners, Servers, NICs, Hard Drives
----------------------------------------------------------------------
Industrial                 Ballast Lighting, Power Supplies, DC-DC
                           Conversion, Security/Access Systems,
                           Motor Controls, HVAC
----------------------------------------------------------------------
Communications             Gateways, Routers, Switches, Hubs, Fiber
                           Optics, Wireless, Ethernet, Power/Phone
                           Line Networks
----------------------------------------------------------------------
Automotive                 Comfort Controls, Audio/Video Players,
                           GPS Navigation, Safety, Security, Satellite
                           Radios, Engine Control
----------------------------------------------------------------------

Historically, discrete semiconductors have been characterized by a slower rate of innovation and lower value-added than integrated circuits ("ICs"). However, the Company believes that changes in the consumer electronics, communications and computing industries, in particular, have created a need for renewed innovation in discrete semiconductor technology. The proliferation of mobile, battery-powered devices has placed a premium on smaller size and lower energy consumption. The Company's product development efforts are focused on devices that reduce size and power consumption, increase performance and simplify board design.

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

Telesis RF

Semiconductors, the building blocks of the electronics industry, provide support and make electrical connections to integrated circuits ("ICs") and come in two basic configurations: discrete semiconductors and ICs. The Company is engaged in the design, contract manufacture, sale, and distribution of discrete semiconductors, which are fixed-function components.

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

Accordingly, in response to market conditions, the Company from time to time may reposition product lines or decrease prices, which may affect the Company's profit margins on such product lines. Competitiveness in sales of the Company's products is determined by the price and quality of the product, and the ability of the Company to provide delivery and customer service in keeping with the customers' needs. The Company believes that its flexibility and ability to quickly adapt to customer needs affords it some competitive advantages. Nevertheless, the Company expects that competition with larger and better-funded rivals will continue to be a challenge.

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

RAW MATERIALS

The Company uses a variety of raw materials in its manufacturing processes, including molding compounds, lead frames, gold wire, and various other metals, chemicals and gasses, as well as finished and raw silicon wafers. Although the raw materials are available from a number of sources, the Company's results of operations may be materially and adversely affected if it has difficulty obtaining these raw materials, the quality of available raw materials deteriorates or there are significant price increases for these raw materials.

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

As of December 31, 2004, and since the corporation's inception date there have and were no known environmental claims or recorded liabilities. We believe we are currently in compliance in all material respects with such regulations.

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

The Company's primary physical properties during the year ended December 31, 2004 were as follows:

- The Company's headquarters and product distribution center is located in an industrial building at 1611 12th Street East, Unit A, Palmetto, FL 34221 USA, and consists of approximately 6000 square feet. The Company is the owner of this facility.

- The Company's National Distribution and Assembly center is located in Superior, Nebraska and is as follows:

     1. The downtown Superior, NE office building is used for general administrative and sales support; it is a 2 story building with 9000
                                                                            ----
          square feet office space. The Company is the owner of this facility.
          -----------
     2. The Company's assembly and distribution warehouse is located on 10 acres on Lot 2 in the Kottemeyer Industrial Park, One Telesis Drive, Superior, NE 68978. This is a 20,000 square feet industrial
                                                   ------------------
          building. The Company is the owner of this facility.
     3.   The  Company  also  owns  Lots  1  & 2 totaling to 15 acres for future
                                                             --------
          expansion purposes in Kottemeyer 1st Addition Industrial Park, Superior, NE 68978 IN Nuckolls County.

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

                                              PRICE RANGE OF
                                               COMMON STOCK
                                            ------------------
                                              HIGH       LOW
                                            --------    ------
     Fiscal year ended December 31, 2004

     First quarter      (Private Company)   $           $
     Second quarter     (Private Company)   $           $
     Third quarter                          $   1.10    $ 0.40
     Fourth quarter                         $   0.65    $ 0.12

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

Equity Compensation Plans
The company does not have an existing equity compensation plan and did not issue any Common Stock per such a plan as of December 31, 2004.

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


                                         YEAR ENDED DECEMBER 31,
                                  ------------------------------------------
                                         2003                    2004
                                  -------------------      -----------------
                                 (DOLLARS IN THOUSANDS)
Revenues
Telesis Aerospace                 $     476      66.0%     $  1,131    73.2%
Commercial
Products Division (CPD)                 245      34.0           391     25.3
Telesis Test Labs                         0       0.0            23      1.5
                                  ---------   -------      --------   ------
Total net sales                         721     100.0         1,545    100.0
Cost of goods sold                      518      71.8         1,033     66.8
                                  ---------   -------      --------   ------
Gross profit (loss)                     203      28.1           512     33.1

Operating expenses:
Selling, general and
administrative                          117      16.2           401     25.9
                                  ---------   -------      --------   ------
Operating profit
(loss)                                   86      11.9           140      9.0
Other (expense),
net                                      (5)      0.6            16      1.0
(Loss) profit before
income taxes                             80     11.1            125      8.1
Income tax expense                       --      0.0             49      3.2
                                  ---------   ------       --------   ------
                                  ---------   ------       --------   ------
Net profit (loss)                 $      80     11.1%      $     76     4.9%
                                  =========   ======       ========   ======

FISCAL  YEARS  ENDED  DECEMBER  31,  2004  AND  2003

Net sales. Total sales for fiscal 2004 were $1,545,180, compared to $721,419 in fiscal 2003. This was an increase of 114% in Revenues. The increase in net sales is attributable to continuous growth in the Telesis Aerospace business division and the Aerospace & Defense sectors coupled with some returning sales in the Commercial OEM market.

Telesis Aerospace made up $1,131,000 or 73.2% of net sales in fiscal 2004, increasing by $655,000 or an increase of 138% of total sales in fiscal 2003. The revenues generated by Telesis Aerospace were the result of an increase in sales staff, an increase in training of sales staff, and an increase in an aggressive sales and marketing effort corporate wide.



Commercial Products Division (CPD) revenues were $390,940 which represents 25.3% of total sales in fiscal 2004, as compared to $245,282 which was 34% of net sales in fiscal 2003. This was a 159% increase in sales for the Commercial Products Division (CPD) from the prior year of 2003. The revenues generated by the Commercial Products Division were the result of an increase in sales staff, an increase in training of sales staff, and an increase in an aggressive sales and marketing effort corporate wide.

Telesis Test Labs generated $23,276 as a new business division in fiscal 2004 which contributed 1.5% of total net sales for the company.

Gross profit. Gross profit for fiscal 2004 was $511,950, or 33.1% of net sales, compared to a gross profit in fiscal 2003, of $202,831, or 28.1% of net sales in 2003. Total Gross Profit increased by 152% in 2004 compared to 2003.



Other operating income. Other operating income for fiscal 2004 was $30,203, compared to other operating income of $0 for fiscal 2003. Other operating income consisted solely of the gain on the sale of our former office building during the year ended December 31, 2004.

Selling, general, operating expenses and administrative costs. Selling, general, operating expenses and administrative costs for fiscal 2004 were $401,371, or 25.9% of total net sales, compared to $117,447, or 16.2% of net sales, for fiscal 2003.



The increase is attributed to additional personnel, new consulting services for the purpose of process improvement, and increased audit related fees. These increases are further described in further detail as follows:

(a) Freight - ($10,275 in 2003 and $28,154 in 2004) increased at a rate lower than the change in Sales. This was due to negotiated discounts relative to increased business with the freight vendors;

(b) Salaries and wages ($47,662 in 2003 and $238,536 in 2004) increased due to the addition of new sales personnel, returning outsourced accounting services to an in-house position to provide more timely and accurate information, and an increase in warehouse/shipping/receiving staff to handle the increased work load relative to the high growth in Sales;

(c) Professional Fees ($7,945 in 2003 to $27,541 in 2004) due to the need for professional services related to SEC filings and audit requirements;

(d) Payroll taxes and employee benefits ($4,772 in 2003 and $25,184 in 2005) increased due to an increased number of employees, and providing additional health care benefits;

(e) Operating supplies ($4,113 in 2003 and $14,913 in 2004) increased due to the increase in Sales and the expansion into new facilities;

(f) Utilities and telephone ($7,576 in 2003 and $14,241 in 2004) increased due to an increase in facilities, upgrade of Data Network and an increase in volume usage of Data & Voice Network;

(g) Depreciation and amortization ($3,850 in 2003 and $13,390 in 2004) increased due to the purchase of additional assets and facilities;

(h) Office supplies ($3,354 in 2003 and $7,153 in 2004) increased due to the increase in administrative and clerical employees working and increases in sales activities;


(
i) Taxes and licenses ($, 2,229 in 2003 and $8,334 in 2004) increased due to an increase in taxable income, an increase in taxable property (state level), local licenses required for construction, taxes levied on the purchase of real property, and an increase in sales/use taxes on new assets;

(j) Repairs and maintenance ($1,930 in 2003 and $7,793 in 2004) increased due to increases in real property, facilities, and equipment. Some of these required repairs at a level less than established for capitalization;

(k) Advertising and promotion ($2,383 in 2003 and $5,565 in 2004) increased due to the increased marketing effort which resulted in increased Sales for the period;

(l) Auto expense ($0 in 2003 and $4,868 in 2004) increased due to travel related to sales, travel related to recruiting of qualified, sales staff, and travel between the corporate headquarters and other offices;

(m) Insurance ($0 in 2003 and $3,199 in 2004) increased due to the increased liability for property, equipment, and inventory. It became an important element in the overall risk management plan;



(n) Travel ($0 in 2003 and $5,387 in 2004) increased due to travel related to sales, travel related to recruiting of qualified, sales staff, and travel between the corporate headquarters and other offices;

(o) Dues and subscriptions ($0 in 2003 and $1,885 in 2004) increased due to management's need to remain current in the technology and marketing arenas in which the company operates.

(p) Interest Income ($0 in 2003 and $599 in 2004) increased due to the strategic placement of liquid funds in interest bearing accounts;

(q) Gain on disposition of assets ($0 in 2003 and $30,302 in 2004) increased due to the sale of smaller facilities which we had outgrown and replaced; and

We had interest expense of $5,701 in 2003 compared to interest income of $16,422 in 2004, which change from interest expense to interest income was due to our strategic placement of certain of our liquid funds into interest bearing accounts.

Net Income. The Company generated a positive net income after tax for 2004 of $75,859 or 0.01 basic earnings per share (EPS).

Assets. Total assets for 2004 were reported at $1,391,573 compared to $502,301 for 2003. This was an increase of 177%.



LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2004, our total current assets were $791,165, which included $69,551 of cash and cash equivalents, $219,079 of accounts receivable and $502,535 of inventories. We also had $590,606 of property and equipment (at cost) net of accumulated depreciation of $12,302 and other assets of $9,802, for total assets of $1,391,573 as of December 31, 2004.

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

Our Chief Executive Officer, Hasit Vibhakar has personally guaranteed our mortgage debt, which totaled $335,851 as of December 31, 2004, and includes two real estate mortgages, one with an original amount of $250,000, payable at 6% interest per year, which is due October 14, 2014, of which $247,851 is due as of December 31, 2004, and one with an original amount of $88,000, payable in 20 quarterly installments of $4,000, which began on January 31, 2005, and which is due October 31, 2009. Additionally, Mr. Vibhakar has personally guaranteed our note payable with a commercial bank, which was established on November 20, 2003 in the amount of $50,000, which accrues interest at the rate of 1.5% over the Citibank N.A. New York base rate, payable monthly and which the amount outstanding as of December 31, 2004 was $32,029.



Since inception, we have financed our operations primarily from the founder and his initial investments in the Company and internally generated funds. For the twelve months ended December 31, 2004 shareholders equity was reported at $919,883. The Company has been able to pay its expenses and costs through profitable operations. As of December 31, 2004, we had working capital of $670,721. The Company needs to raise additional funds through the sale of equity or debt in order to accelerate growth and maintain a competitive edge against our competitors by increasing R&D, Sales and New product introductions. Our future liquidity will depend on numerous factors, including the extent to which our present and future products gain market acceptance, the costs of sales, marketing and manufacturing activities, the cost, timing and business management of current and potential acquisitions and contingent liabilities associated with such acquisitions, and the extent to which products under development are successfully developed. If necessary, we may be required to raise additional capital in the future through one or more of the following: (1) sale of equity or debt securities; (2) obtaining new loans; or (3) sale of assets, products or marketing rights. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders.


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

ITEM 7. FINANCIAL STATEMENTS










Telesis Technology Corporation

Balance Sheets as of December 31, 2004 and 2003

Statements of Operations,
Stockholders' Equity, and
Cash Flows for the years ended
December 31, 2004 and for the
Period ended December 31, 2003

Notes to the financial statements

E. Randall Gruber, CPA, PC
==========================
Certified Public Accountant                           Telephone (636)561-5639
400 Lake Saint Louis Boulevard                               Fax(636)625-6039
Lake Saint Louis, Missouri  63367


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors
Telesis Technology Corporation

I have audited the accompanying balance sheets of Telesis Technology Corporation as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity and other comprehensive loss, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

As discussed in Note O to the financial statements, the Company has restated its financial statements for the years ended December 31, 2004 and 2003 in order to correctly reflect income tax expense, gains on sale of property and the reclassification of cash flows relating to the revolving line of credit on the Company's statement of cash flows.



E. Randall Gruber, CPA, PC

St. Louis, Missouri
March 7, 2005, except for Notes O and P, as to which the dates are April 24, 2006




The CPA. Never Underestimate The Value.
                 Member:  American Institute of Certified Public Accountants
                 Registered:  Public Company Accounting Oversight Board  (PCAOB)


TELESIS TECHNOLOGY CORPORATION
BALANCE SHEETS


ASSETS                                                               December 31,
------                                                       ---------------------------
                                                                 2004            2003
                                                             ------------    -----------
                                                              (As restated, see Note O)
CURRENT ASSETS
Cash and cash equivalents                                    $     69,551    $    67,507
Accounts receivable                                               219,079        161,309
Inventories                                                       502,535        135,377
Prepaid expenses                                                       --          5,000
                                                             ------------    -----------
TOTAL CURRENT ASSETS                                              791,165        369,193
Property and equipment (at cost), net of accumulated
  depreciation of $12.302 and $4,098 respectively                 590,606        131,078

OTHER ASSETS
Loan to shareholder                                                    --           1770
Software, net of accumulated amortization of $509                   9,392             --
Deposits                                                              410            260
                                                             ------------    -----------
     TOTAL OTHER ASSETS                                             9,802          2,030
                                                             ------------    -----------
     TOTAL ASSETS                                               1,391,573        502,301
                                                             ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
Notes payable                                                      32,029             --
Accounts payable                                                   54,710         90,175
Accrued income taxes                                               13,635             --
Current maturities of long-term debt                               20,070          2,200
                                                             ------------    -----------
TOTAL CURRENT LIABILITIES                                         120,444         92,375

LONG-TERM DEBT
Mortgages payable, net of current maturities                      315,781         66,596
                                                             ------------    -----------
Deferred income taxes                                              35,465             --

     TOTAL LIABILITIES                                            471,690        158,971

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 20,000,000
   shares authorized; no shares issued and
   outstanding                                                         --             --
Common stock, $0.001 par value; 100,000,000
  shares authorized and 13,367,500 (2004) and
  12,225,000 (2003) issued and outstanding                         13,368         12,225
Additional paid-in capital                                        830,656        251,729
Retained earnings                                                  75,859         79,376
                                                             ------------    -----------
     TOTAL STOCKHOLDERS' EQUITY                                   919,883        343,330
                                                             ------------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  1,391,573    $   502,301
                                                             ============    ===========


TELESIS TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS
                                                        For the
                                                      Years ended
                                                      December 31,
                                                ------------------------
                                                   2004          2003
                                                -----------    ---------
                                               (As restated, see Note O)
REVENUES
  Sales                                         $ 1,545,180    $ 721,419

COST OF SALES
  Cost of goods sold                              1,005,076      508,313
  Freight                                            28,154       10,275
                                                -----------    ---------
  Total cost of sales                             1,033,230      518,588
                                                -----------    ---------
  Gross profit                                      511,950      202,831

OTHER OPERATING INCOME
  Gain on disposition of assets                      30,203           --
                                                -----------    ---------
      Gross income from operations                  542,153      202,831

OPERATING EXPENSES
  Salaries and wages                                238,536       47,662
  Professional fees                                  27,541        7,945
  Outside services                                   21,006       27,944
  Payroll taxes and employee benefits                25,184        4,772
  Operating supplies                                 14,913        4,113
  Utilities and telephone                            14,241        7,576
  Depreciation and amortization                      13,390        3,850
  Office supplies                                     7,153        3,354
  Taxes and licenses                                  8,334        2,299
  Repairs and maintenance                             7,793        1,930
  Advertising and promotion                           5,565        2,383
  Auto expense                                        4,868           --
  Insurance                                           3,199           --
  Travel                                              5,387           --
  Dues and subscriptions                              1,885           --
  Other operating expenses                            2,376        3,619
                                                -----------    ---------
      TOTAL OPERATING EXPENSES                      401,371      117,447

                 INCOME (LOSS)  FROM OPERATIONS     140,782       85,384
                                                -----------    ---------
OTHER INCOME (EXPENSES)
     Interest income.                           $       599    $      --
     Interest expense                               (16,422)       5,701
                                                -----------    ---------
          Net other expense                         (15,823)       5,701
                                                -----------    ---------
                    INCOME BEFORE INCOME TAXES      124,959       79,683

INCOME TAXES                                         49,100           --
                                                -----------    ---------
                            NET INCOME          $    75,859    $  79,683
                                                ===========    =========


TELESIS TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS
                                                            For the
                                                          Years ended
                                                          December 31,
                                                    -----------------------
                                                       2004          2003
                                                    ---------      --------
                                                   (As restated, see Note O)
Weighted average number of common shares
 outstanding - basic and fully diluted             12,967,603      6,698,675
                                                   ==========      =========
Net income per share - basic and fully diluted     $     0.01      $    0.01

Pro forma data:

Historical income before taxes                        124,959         79,683

Pro forma provision for income taxes                   49,100         20,000
                                                   ----------      ---------
Net income adjusted for pro forma provision
 for income taxes                                      75,859         59,683
                                                   ==========      =========
Pro forma weighted average number of common
 shares outstanding                                12,967,603      6,698,675
                                                   ==========      =========
Net income adjusted for pro forma provision
 for income taxes per common share:                      0.01           0.01
                                                   ==========      =========


TELESIS TECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS
                                                              For the
                                                            Years ended
                                                            December 31,
                                                      -------------------------
                                                         2004          2003
                                                      ----------     ----------
                                                      (As restated, see Note O)
OPERATING ACTIVITIES

NET INCOME (LOSS)                                     $   75,859     $   79,683
ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES
  Depreciation and amortization                           13,390          3,850
  Consulting services paid by issuance of stock                           1,000
  Gain on sale of property and equipment                 (30,203)            --
  Deferred income taxes                                   35,465             --
CHANGES IN ASSETS AND LIABILITIES
  Accounts receivable                                    (57,770)      (157,375)
  Prepaid expenses                                         5,000         (5,000)
  Inventories                                             49,714         13,233
  Accounts payable                                       (35,465)        89,911
  Accrued income taxes                                    13,635             --
                                                      ----------     ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 69,625         25,302

INVESTING ACTIVITIES
  Expenditures for property and equipment               (569,780)       (29,471)
  Expenditures for software                               (9,901)            --
  Proceeds from sale of property and equipment           127,313             --
  Loans to shareholder                                        --         (1,770)
  Repayment of shareholder loans                           1,770             --
  Additional security deposits                              (150)            --
                                                      ----------     ----------
NET CASH USED IN INVESTING ACTIVITIES                   (450,748)       (31,241)

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt               338,500             --
  Principal payments on long-term debt                   (71,184)        (2,573)
  Principal advances from line of credit                  32,029             --
  Additional investment by shareholders                   83,822          6,065
                                                      ----------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                383,167          3,492

NET DECREASE IN CASH AND CASH EQUIVALENTS                  2,044         (2,447)

Cash and cash equivalents, beginning                      67,507         69,954
                                                      ----------     ----------
CASH AND CASH EQUIVALENTS, END                        $   69,551     $   67,507
Supplemental disclosures:                             ==========     ==========

  Interest paid                                       $   16,422     $    5,701
                                                      ==========     ==========

Non-cash investing and financing transactions - During the years ended December 31, 2004 and 2003, the Company's major shareholder transferred inventory items to the Company.

The inventory was valued at replacement cost in the amounts of $416,872 and $148,281 respectively The stockholder was credited with additional paid-in capital in the amounts of $416,872 and $148,281 respectively.


TELESIS TECHNOLOGY CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004,AND 2003 AND FOR THE PERIOD
FROM INCEPTION JUNE 22, 2002 THROUGH DECEMBER 31, 2002

                                                                                                       Retained
                                                                                     Capital           Earnings/
                                                         Common Stock              In Excess of       Accumulated
                                                   Shares            Amount          Par Value          Deficit      Totals
                                                   ------            ------          ---------          -------     --------
                                                                       (As restated, see Note O)
Balance, June 22, 2002                                 --          $     --          $      --          $    --     $     --

Common stock issued                                   100               100            108,508               --      108,608

Net loss                                               --                --                 --             (307)        (307)
                                               ----------          --------          ---------          -------     --------
Balance, January 1, 2003                              100               100            108,508             (307)     108,301

Common stock redeemed                                (100)             (100)                --               --         (100)

Common stock issued                            12,225,000            12,225            143,221               --      155,446

Net income                                             --                --                 --           79,683       79,683
                                               ----------          --------          ---------          -------     --------
Balance, December 31, 2003                     12,225,000          $ 12,225          $ 251,729          $79,376     $343,330

Retained earnings recorded as additional
 paid-in capital upon election out of "S"
 corporation status.                                   --                --             79,376          (79,376)          --

Common stock issued                             1,142,500             1,143             82,679               --       83,822

Inventory items transferred by major share-
 holder recorded as additional paid in capital        --                 --            416,872               --      416,872

Net income                                            --                 --                 --           75,859       75,859
                                              ----------           --------          ---------          -------     --------
Balance, December 31, 2004                    13,367,500           $ 13,368          $ 830,656          $75,859     $919,883
                                              ==========           ========          =========          =======     ========

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

            Governmental Products Division                    73.20%
            Commercial Products Division                      25.30%
            Other - Testing                                    1.50%
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

TELESIS TECHNOLOGY CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE C - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consist of the following at December 31, 2004:

 Land                                 $      90,000
 Building                                   442,131
 Furniture, fixtures and equipment           70,776
                                      -------------
                                            602,907
 Less - Accumulated depreciation            (12,301)
                                      -------------
                                      $     590,606
                                      =============

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

                                                                         88,000
                                                                    -----------
Total long-term debt                                                    335,851

Less - Current maturities                                               (20,070)
                                                                    -----------
Long-term debt, net of current maturities                           $   315,781
                                                                    ===========

TELESIS TECHNOLOGY CORPORATION
NOTES TO FINANCIAL STATEMENTS

The maturities of long-term debt are as follows:

                                                            2004    $     20,070
                                                            2005          24,894
                                                            2006          25,344
                                                            2007          25,871
                                                            2008          26,328
                                                     Later years         213,344
                                                                    ------------
                                                                    $    335,851
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

NOTE I - SALES
--------------

Sales consists of the following for the year ended December 31, 2004

Product sales to the Unites States government     $     1,147,589
Product sales to commercial entities                      374,315
Testing service                                            23,276
                                                  ---------------
                                                        1,545,180
                                                  ===============

NOTE J - INCOME TAX EXPENSE
---------------------------

Income tax expense consists of the following for the year ended December 31, 2004:

     Federal income tax:

     Current               $     13,635
     Deferred                    35,465
                           ------------
                           $     49,100
                           ============

TELESIS TECHNOLOGY CORPORATION
NOTES TO FINANCIAL STATEMENTS

Current income taxes are based on the annualized taxable income for the year.

Deferred income taxes, resulting from timing differences in the recognition of expenses for tax and financial reporting purposes are as follows:

                    Depreciation               $     87,490
                                               ============

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

NOTE L - PRO FORMA INFORMATION
------------------------------

Effective January 1, 2004, the Company changed its tax status from an S Corporation to a C Corporation. The Company has reflected on a pro forma basis the reporting of the Company's income tax for the year ended December 31, 2003 as though it were a C Corporation. The net earnings per share have also been reflected on a pro-forma basis reflecting the effect of the income taxes.

NOTE M - COMMITMENTS
--------------------

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

NOTE N - SUBSEQUENT EVENTS
--------------------------

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

The Company also reported a change in the method of revenue recognition for government customers. Instead of recognizing revenue upon shipment, the Company has changed its policy to revenue recognition upon customer acceptance, usually three to five days after receipt. This change did not result in a change in revenues since there were no shipments to governmental customers during the last week of the years ended December 31, 2003 or 2004.



The effects of this adjustment are summarized as follows:



                                           2004                      2003
                                 ---------------------       --------------------
                                 Previously      As          Previously     As
                                 Reported     Restated       Reported    Restated
                                 ----------  ---------       ----------  --------
Balance sheet
Other comprehensive (loss)      ($13,300)       ---            ---           ---
Retained earnings                 89,159      75,859        79,376        79,376

Gross income from operations     511,950     542,153           ---           ---
Net other expense                (15,823)     14,380         5,701         5,701
Income taxes                      35,800      49,100        20,000           ---
Net income                        89,159      75,859        59,683        79,683

Statement of operations - Pro
format data
Pro forma provision for
income taxes                      35,800      49,100        20,000        20,000
Net income adjusted for pro
forma provision for income
taxes                             89,159      75,859        59,683        59,683

Statement of stockholders'
equity and other
comprehensive loss
Deferred taxes recorded as
other comprehensive loss
upon election out of "S"
corporation status               (13,300)        ---           ---           ---
Net income                        89,159      75,859        79,683        79,683

Statement of cash flows
Net income                        75,859      89,159        79,683        79,683
Deferred income taxes            $22,165     $35,465           ---           ---



TELESIS TECHNOLOGY CORPORATION
BALANCE SHEETS
EFFECTS OF THE RESTATEMENT

                        ASSETS                                     December 31, 2004
                        ------                                     -----------------
                                                          As             Current
                                                      Previously          Quarter          As
                                                       Reported         Adjustments     Restated
                                                      ----------        -----------    ---------
CURRENT ASSETS
Cash and cash equivalents                             $   69,551        $             $   69,551
Accounts receivable                                      219,079                         219,079
Inventories                                              502,535                         502,535
                                                      ---------         -----------  -----------
           TOTAL CURRENT ASSETS                          791,165                         791,165
Property and equipment (at cost), net of accumulated
  depreciation of $12.302 and $4,098 respectively        590,606                         590,606

OTHER ASSETS
Software, net of accumulated amortization of $509          9,392                           9,392
Deposits                                                     410                             410
                                                      ----------        -----------  -----------
             TOTAL OTHER ASSETS                            9,802                           9,802

            TOTAL ASSETS                              $1,391,573        $             $1,391,573

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
Notes payable                                         $   32,029        $             $   32,029
Accounts payable                                          54,710                          54,710
Accrued income taxes                                      13,635                          13,635
Current maturities of long-term debt                      20,070                          20,070

      TOTAL CURRENT LIABILITIES                          120,444                         120,444

LONG-TERM DEBT
Mortgages payable, net of current maturities             315,781                         315,781

Deferred income taxes                                     35,465                          35,465

      TOTAL LIABILITIES                                  471,690                         471,690
                                                      ----------                      ----------
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 20,000,000
  shares authorized; no shares issued and
  outstanding                                                 --                              --
Common stock, $0.001 par value; 100,000,000
  shares authorized and 13,367,500 (2004) and
  12,225,000 (2003) issued and outstanding                13,368                          13,368
Additional paid-in capital                               830,656                         830,656
Other comprehensive income                               (13,300)            13,300 (1)       --
Retained earnings                                         89,159            (13,300)(1)   75,859
                                                      ----------        -----------   ----------
      TOTAL STOCKHOLDERS' EQUITY                         919,883                         919,883
                                                      ----------        -----------   ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $1,391,573        $             $1,391,573
                                                      ==========        ===========   ==========




TELESIS TECHNOLOGY CORPORATION
BALANCE SHEETS
EFFECTS OF THE RESTATEMENT

ASSETS                                                                        December 31, 2003
------                                                                        -----------------
                                                                     As              Current
                                                                Previously            Quarter           As
CURRENT ASSETS                                                   Reported           Adjustments      Restated
                                                                ----------          -----------      --------
Cash and cash equivalents                                       $   67,507          $                $ 67,507
Accounts receivable                                                161,309                            161,309
Inventories                                                        135,377                            135,377
Prepaid expenses                                                     5,000                              5,000
                                                                ----------          -----------      --------
           TOTAL CURRENT ASSETS                                    369,193                            369,193
Property and equipment (at cost), net of accumulated
  depreciation of $12.302 and $4,098 respectively                  131,078                            131,078

OTHER ASSETS
Loan to shareholder                                                   1770                               1770
Software, net of accumulated amortization of $509                       --                                 --
Deposits                                                               260                                260
                                                                ----------          -----------      --------
  TOTAL OTHER ASSETS                                                 2,030                              2,030
                                                                ----------          -----------      --------
  TOTAL ASSETS                                                  $  502,301          $                $502,301
                                                                ==========          ===========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
Notes payable                                                   $       --                                 --
Accounts payable                                                    90,175                             90,175
Accrued income taxes                                                    --                                 --
Current maturities of long-term debt                                 2,200                              2,200

           TOTAL CURRENT LIABILITIES                                92,375                             92,375

LONG-TERM DEBT
Mortgages payable, net of current maturities                        66,596                             66,596
                                                                ----------          -----------      --------
Deferred income taxes                                                   --                                 --
                                                                ----------          -----------      --------
           TOTAL LIABILITIES                                       158,971                            158,971

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 20,000,000
  shares authorized; no shares issued and
  outstanding                                                           --                                 --
Common stock, $0.001 par value; 100,000,000
  shares authorized and 13,367,500 (2004) and
  12,225,000 (2003) issued and outstanding                          12,225                             12,225
Additional paid-in capital                                         251,729                            251,729
Retained earnings                                                   79,376                             79,376
                                                                ----------          -----------      --------
          TOTAL STOCKHOLDERS' EQUITY                               343,330                            343,330
                                                                ----------          -----------      --------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  502,301          $                $502,301
                                                                ==========          ===========      ========





TELESIS TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS
Effects of the Restatement

                                                  For the year ended December 31. 2004
                                                 ---------------------------------------
                                                                 Current
                                                                 Quarter
REVENUES                                                       Adjustments
  Sales                                           $ 1,545,180  $              $1,545,180

COST OF SALES
  Cost of goods sold                                1,005,076                  1,005,076
  Freight                                              28,154                     28,154
                                                  -----------   ----------    ----------
     Total cost of sales                            1,033,230                  1,033,230
                                                  -----------   ----------    ----------
     Gross profit                                     511,950                    511,950

OTHER OPERATING INCOME
  Gain on disposition of assets                           ---       30,203 (2)    30,203
                                                  -----------   ----------     ---------
     Gross income from operations                     511,950       30,203       542,153

OPERATING EXPENSES
  Salaries and wages                                  238,536                    238,536
  Professional fees                                    27,541                     27,541
  Outside services                                     21,006                     21,006
  Payroll taxes and employee benefits                  25,184                     25,184
  Operating supplies                                   14,913                     14,913
  Utilities and telephone                              14,241                     14,241
  Depreciation and amortization                        13,390                     13,390
  Office supplies                                       7,153                      7,153
  Taxes and licenses                                    8,334                      8,334
  Repairs and maintenance                               7,793                      7,793
  Advertising and promotion                             5,565                      5,565
  Auto expense                                          4,868                      4,868
  Insurance                                             3,199                      3,199
  Travel                                                5,387                      5,387
  Dues and subscriptions                                1,885                      1,885
  Other operating expenses                              2,376                      2,376
                                                  -----------   ----------     ---------
     TOTAL OPERATING EXPENSES                         401,371                    401,371
                                                  -----------   ----------     ---------
              INCOME (LOSS)  FROM OPERATIONS          110,579       30,203       140,782

OTHER INCOME (EXPENSES)
  Interest income.                                        599   $                    599
  Gain on sale of building                             30,203      (30,203) (2)
  Interest expense                                    (16,422)                   (16,422)
                                                  -----------    ---------     ---------
         Net other expense                             14,380      (30,203)      (15,823)
                                                  -----------    ---------     ---------
              INCOME BEFORE INCOME TAXES              124,959                    124,959

INCOME TAXES                                           35,800       13,300 (1)    49,100
                                                  -----------    ---------    ----------
               NET INCOME                         $    89,159    $ (13,300)   $   75,859
                                                  ===========    =========    ==========





TELESIS TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS
Effects of the Restatement


                                                     For the year ended December 31. 2004
                                                     ------------------------------------
                                                                    Current
                                                                    Quarter
Weighted average number of common shares                           Adjustments
  outstanding - basic and fully diluted              12,967,603                 12,967,603
                                                     ==========    ==========   ==========
Net income per share - basic and fully diluted       $     0.01    $            $     0.01
                                                     ==========    ==========   ==========
Pro forma data:

Historical income before taxes                          124,959                    124,959

Pro forma provision for income taxes                     35,800        13,300(2)    49,100
                                                     ----------    ----------   ----------
Net income adjusted for pro forma provision
 for income taxes                                        89,159       (13,300)      75,859
                                                     ==========    ----------   ----------
Pro forma weighted average number of common
 shares outstanding                                  12,967,603                 12,967,603
                                                     ==========    ==========   ==========
Net income adjusted for pro forma provision
 for income taxes per common share:                  $     0.01    $            $     0.01
                                                     ==========    ==========   ==========





TELESIS TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS
Effects of the Restatement

                                            For the year ended December 31. 2003
                                            ------------------------------------
                                                         Current
                                                         Quarter
REVENUES                                               Adjustments
Sales                                       $721,419   $             $   721,419

COST OF SALES
  Cost of goods sold                         508,313                     508,313
  Freight                                     10,275                      10,275
                                            --------   -----------   -----------
      Total cost of sales                    518,588                     518,588
                                            --------   -----------   -----------
      Gross profit                           202,831                     202,831

OTHER OPERATING INCOME
 Gain on disposition of assets                    --                          --
                                             -------   -----------   -----------
     Gross income from operations            202,831                     202,831

OPERATING EXPENSES
  Salaries and wages                          47,662                      47,662
  Professional fees                            7,945                       7,945
  Outside services                            27,944                      27,944
  Payroll taxes and employee benefits          4,772                       4,772
  Operating supplies                           4,113                       4,113
  Utilities and telephone                      7,576                       7,576
  Depreciation and amortization                3,850                       3,850
  Office supplies                              3,354                       3,354
  Taxes and licenses                           2,299                       2,299
  Repairs and maintenance                      1,930                       1,930
  Advertising and promotion                    2,383                       2,383
  Auto expense                                    --                          --
  Insurance                                       --                          --
  Travel                                          --                          --
  Dues and subscriptions                          --                          --
  Other operating expenses                     3,619                       3,619
                                             -------   -----------   -----------
        TOTAL OPERATING EXPENSES             117,447                     117,447
                                             -------   -----------   -----------
             INCOME (LOSS)  FROM OPERATIONS   85,384                      85,384

OTHER INCOME (EXPENSES)
  Interest income.                                --                 $        --
  Interest expense                             5,701                       5,701
                                             -------   -----------   -----------
      Net other expense                        5,701                       5,701
                                             -------   -----------   -----------
             INCOME BEFORE INCOME TAXES       79,683                      79,683

INCOME TAXES                                  20,000       (20,000)(3)
                                                  --                          --
                                            --------     ---------    ----------
              NET INCOME                    $ 59,683     $ (20,000)   $   79,683
                                            ========     =========    ==========





TELESIS TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS
Effects of the Restatement


                                                   For the year ended December 31. 2003
                                                   ------------------------------------
                                                                  Current
                                                                  Quarter
Weighted average number of common shares                        Adjustments
 outstanding - basic and fully diluted              6,698,675                  6,698,675
                                                    =========   ===========   ==========
Net income per share - basic and fully diluted      $    0.00   $             $     0.00
                                                    =========   ===========   ==========
Pro forma data:

Historical income before taxes                         79,683                     79,683

Pro forma provision for income taxes                   20,000                     20,000
                                                    ---------   -----------   ----------
Net income adjusted for pro forma provision
                 for income taxes                      59,683                     59,683
                                                    =========   ===========   ==========
Pro forma weighted average number of common
         shares outstanding                         6,698,675                  6,698,675
                                                    =========   ===========   ==========
Net income adjusted for pro forma provision
           for income taxes per common share:       $    0.01   $             $     0.01
                                                    =========   ===========   ==========





TELESIS TECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS
Effects of the Restatement

                                                 For the year ended December 31. 2004
                                                  ------------------------------------
                                                                Current
                                                                Quarter
OPERATING ACTIVITIES                                          Adjustments
NET INCOME (LOSS)                                 $ 89,159   $     13,300 (1) $ 75,859
ADJUSTMENTS TO RECONCILE NET INCOME TO
 NET CASH PROVIDED BY OPERATING ACTIVITIES
   Depreciation and amortization                    13,390                      13,390
   Consulting services paid by issuance of stock
   Gain on sale of property and equipment          (30,203)                    (30,203)
   Deferred income taxes                            35,465        (13,300)(1)   48,765
CHANGES IN ASSETS AND LIABILITIES
   Accounts receivable                             (57,770)                    (57,770)
   Prepaid expenses                                  5,000                       5,000
   Inventories                                      49,714                      49,714
   Accounts payable                                (35,465)                    (35,465)
   Line of credit                                   32,029        (32,029)(4)
   Accrued income taxes                             13,635                      13,635
                                                  --------   ------------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES          114,954        (32,029)      82,925

INVESTING ACTIVITIES
   Expenditures for property and equipment        (569,780)                   (569,780)
   Expenditures for software                        (9,901)                     (9,901)
   Proceeds from sale of property and equipment    127,313                     127,313
   Loans to shareholder                                 --                          --
   Repayment of shareholder loans                    1,770                       1,770
   Additional security deposits                       (150)                       (150)
                                                  --------   ------------     --------
NET CASH USED IN INVESTING ACTIVITIES             (450,748)                   (450,748)

FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt        338,500                      338,50
   Principal payments on long-term debt            (71,184)                    (71,184)
   Principal advances from line of credit                          32,029 (4)   32,029
   Additional investment by shareholders            83,822                      83,822
                                                  --------   ------------     --------
NET CASH PROVIDED BY FINANCING ACTIVITIES          351,138                     383,167

NET DECREASE IN CASH AND CASH EQUIVALENTS           15,344                      15,344

Cash and cash equivalents, beginning                67,507                      67,507
                                                  --------    ------------     -------
CASH AND CASH EQUIVALENTS, END                      82,851                    $ 82,851
                                                  ========    ============    ========
Supplemental disclosures:
   Interest paid                                  $ 16,422    $               $ 16,422
                                                  ========    ============    ========
Non-cash  investing and financing transactions - During the years ended December
31,  2004  and 2003, the Company's major shareholder transferred inventory items to  the  Company. The inventory was valued at replacement cost in the amounts of
$416,872  and $148,281 respectively The stockholder was credited with additional paid-in capital in the amounts of $416,872 and $148,281 respectively.





TELESIS TECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS
Effects of the Restatement


                                                         For the year ended December 31. 2003
                                                          ------------------------------------
                                                                       Current
                                                                       Quarter
OPERATING ACTIVITIES                                                 Adjustments
NET INCOME (LOSS)                                         $ 79,683   $              $   79,683
ADJUSTMENTS TO RECONCILE NET INCOME TO
 NET CASH PROVIDED BY OPERATING ACTIVITIES
  Depreciation and amortization                              3,850                       3,850
  Consulting services paid by issuance of stock              1,000                       1,000
  Gain on sale of property and equipment                        --                          --
  Deferred income taxes                                         --                          --
CHANGES IN ASSETS AND LIABILITIES
  Accounts receivable                                     (157,375)                   (157,375)
  Prepaid expenses                                          (5,000)                     (5,000)
  Inventories                                               13,233                      13,233
  Accounts payable                                          89,911                      89,911
  Accrued income taxes                                          --                          --
                                                          --------   -----------    ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   25,302                      25,302

INVESTING ACTIVITIES
  Expenditures for property and equipment                  (29,471)                    (29,471)
  Expenditures for software                                     --                          --
  Proceeds from sale of property and equipment                  --                          --
  Loans to shareholder                                      (1,770)                     (1,770)
  Repayment of shareholder loans                                --                          --
  Additional security deposits                                  --                          --
                                                          --------   -----------    ----------
NET CASH USED IN INVESTING ACTIVITIES                      (31,241)                    (31,241)

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt                      --                          --
  Principal payments on long-term debt                      (2,573)                     (2,573)
  Principal advances from line of credit                        --                          --
  Additional investment by shareholders                      6,065                       6,065

NET CASH PROVIDED BY FINANCING ACTIVITIES                    3,492                       3,492

NET DECREASE IN CASH AND CASH EQUIVALENTS                   (2,447)                     (2,447)

Cash and cash equivalents, beginning                        69,954                      69,954
                                                          --------   -----------    ----------
CASH AND CASH EQUIVALENTS, END                            $ 67,507   $              $   67,507
                                                          ========   ===========    ==========
Supplemental disclosures:
  Interest paid                                           $  5,701   $              $    5,701
                                                          ========   ===========    ==========
Non-cash  investing and financing transactions - During the years ended December
31,  2004  and 2003, the Company's major shareholder transferred inventory items to  the  Company. The inventory was valued at replacement cost in the amounts of
$416,872  and $148,281 respectively The stockholder was credited with additional paid-in capital in the amounts of $416,872 and $148,281 respectively.





TELESIS TECHNOLOGY CORPORATION
STATEMENT OF STOCKHOLDERS' EQUITY
Effects of the Restatement

                                                          For the year ended December 31. 2004
                                                          ------------------------------------
                                                                         Current
                                                                         Quarter
                                                                       Adjustments
 Balance, December 31, 2003                               $  343,330   $            $  343,330

Retained earnings recorded as additional paid-in
 capital upon election out of "S" corporation status             ---                       ---

Common stock issued                                            83,822                   83,822

Inventory items transferred by major shareholder
  recorded as additional paid-in capital                      416,872                  416,872

Net income                                                     89,159    (13,300)(1)    75,859
                                                          -----------   --------    ----------
Balance, December 31, 2004                                $   933,183  $ (13,300)   $  919,883
                                                          ===========  =========    ==========





TELESIS TECHNOLOGY CORPORATION
STATEMENT OF STOCKHOLDERS' EQUITY
Effects of the Restatement

                              For the year ended December 31. 2003
                              ------------------------------------
                                            Current
                                            Quarter
                                          Adjustments
Balance, December 31, 2003    $ 108,301   $            $   108,301

Common stock redeemed              (100)                      (100)

Common stock issued             155,446                    155,446

Net income                       79,683                     79,683
                              ---------   -----------   ----------
Balance, December 31, 2004    $ 343,330   $       ---   $  343,330
                              =========   ===========   ==========



(1) Deferred income tax - During 2004, the Company recorded deferred income taxes upon the election out of "S" corporation status as an other comprehensive loss. This adjustment represents a reclassification of the taxes to income tax expense.

(2) In 2004, the Company sold it's former office building. The gain upon disposition of the office building was recorded as other income. This adjustment represents a reclassification of the gain upon disposition to other operating income.

(3) Income tax expense was recorded on the statement of operations in 2003, which was a year when the Company was an "S" corporation. This adjustment corrects income tax expense to be shown in a pro- forma basis only.

(4) The activity in the Company's revolving line of credit was reported as changes to asset and liability accounts in 2004. This adjustment records the activity in the line of credit as cash flows from financing activities.


The manner of reporting the change in the four quarterly comparative statements is as follows:


Quarterly changes to Balance Sheet


                                                                      Quarters in the year ended December 31, 2004
                                                                   -------------------------------------------------
                                                                    Fourth       Third       Second        First
                                                                    Quarter      Quarter      Quarter      Quarter
                                                                  -----------  -----------  -----------  -----------
Total assets as reported                                          $ 1,391,573  $ 1,212,191  $ 1,105,736  $ 1,019,367
                                                                  -----------  -----------  -----------  -----------

Total assets as restated                                            1,391,573    1,212,191    1,105,736    1,019,367
                                                                  ===========  ===========  ===========  ===========

Total liabilities as reported                                       1,391,573    1,212,191    1,105,736    1,019,367

During the year ending December 31,
2004, the Company recorded deferred
income taxes upon the election out
of "S" corporation status as an other
comprehensive loss.  This adjustment
represents a reclassification to the taxes
to income tax expense                                                  13,300           --           --           --

During the year ending December 31,
2004, the Company recorded deferred
income taxes upon the  election out
of "S" corporation status as an other
comprehensive loss.  This adjustment
represents a reclassification of the taxes
from other comprehensive loss                                         (13,300)          --           --           --
                                                                  -----------  -----------  -----------  -----------

Total liabilities as restated                                     $ 1,391,573  $ 1,212,191  $ 1,105,736  $ 1,019,367
                                                                  ===========  ===========  ===========  ===========


Quarterly changes to the Statement of
Operations

                                                                      Quarters in the year ended December 31, 2004
                                                                   --------------------------------------------------
                                                                     Fourth        Third        Second       First
                                                                     Quarter      Quarter      Quarter      Quarter
                                                                   -----------  -----------  -----------  -----------

Net income as reported                                             $    18,963  $    26,302  $     8,568  $    35,326

Include freight in the computation of
cost of sales                                                               --           --       (8,658)      (3,173)

Remove freight from operating expenses
and included as cost of sales                                               --           --        8,658        3,173

During the fourth quarter, 2004 the                                     30,203           --           --           --
Company sold it's former office building.
The gain upon disposition of the office
building was recorded as other income.
This adjustment represents a reclass-
ification of the gain upon disposition to
other operating income.

Remove gain on disposition of office
building from other income                                             (30,203)          --           --           --

During 2004, the Company recorded
deferred income taxes upon the election
out of "S" corporation status as an other
comprehensive loss.  This adjustment
represents a reclassification of the taxes
to income tax expense.                                                 (13,300)          --           --           --
                                                                   -----------  -----------  -----------  -----------

Net income as restated                                             $     5,663  $    26,302  $     8,568  $    35,326
                                                                   ===========  ===========  ===========  ===========


Quarterly changes to the Statement of
Cash Flows
                                                                      Quarters in the year ended December 31, 2004
                                                                  ---------------------------------------------------
                                                                    Fourth         Third       Second        First
                                                                    Quarter       Quarter      Quarter      Quarter
                                                                  ----------    -----------  -----------  -----------
Net increase (decrease) in cash and
equivalents, as reported                                          $   15,344         97,771  $   120,836      (35,449)

The activity in the Company's revolving
line of credit was reported as changes
to asset and liability accounts.  This
adjustment removes the activity in the
line of credit from the cash provided by
operating activities                                                      --        (32,029)          --           --

The activity in the Company's revolving
line of credit was reported as changes
to asset and liability accounts.  This
adjustment records the activity in the
line of credit to cash provided from
financing activities                                                      --         32,029           --           --

During 2004, the Company recorded
deferred income taxes upon the election
out of "S" corporation status as an other
comprehensive loss.  This adjustment
represents a reclassification of the taxes
to income tax expense.                                               (13,300)            --           --           --

During 2004, the Company recorded
deferred income taxes upon the election
out of "S" corporation status as an other
comprehensive loss.  This adjustment
records the deferral of the income tax
expense to future periods                                             13,300             --           --           --
                                                                 -----------    -----------  -----------  -----------

Net increase (decrease) in cash and
equivalents, as restated                                         $    15,344    $    97,771  $   120,836  $   (35,449)
                                                                 ===========    ===========  ===========  ===========

NOTE P - SALE OF LONG-LIVED ASSETS

     During the year ended December 31, 2004, the Company sold its former office building. The former office building became available for sale upon the acquisition of a new office and warehouse facility. The net proceeds of the sale were $127.313, and the cost of the building including closing costs and net of accumulated depreciation was $97,110. The resulting gain upon the sale of the office building in the amount of $30,203 is included in gross income from operations on the Statement of Operations.

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

     This conclusion was based on the fact that subsequent to our original filing of our 10-KSB for the year ended December 31, 2004, we discovered an error in the computation of our income tax expense relating to the recording of deferred income taxes due upon election out of "S" corporation status effective January 1, 2004. As a result, we have restated our financial statements and financial information for the year ended December 31, 2004, contained in this amended 10-KSB filing. The effect of the changes increased income tax expense and decreased net earnings by $13,300 for the fiscal year ended December 31, 2004.



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

SHEFALI GANDHI

CHIEF ACCOUNTING OFFICER, CONTROLLER & DIRECTOR OF FINANCE.

Ms. Shefali Gandhi is responsible for the management of corporate finance, accounting including the accounts receivable and accounts payable programs and general corporate administration. Shefali Gandhi works very closely with the company's outside auditor, provides and successfully implements all accounting and financial controls at Telesis Technology Corporation. She brings to this position over 10 years of experience in accounting and finance, most recently with start-up ventures. Before joining Telesis, Shefali held several senior financial positions with software, semiconductor and fiber optic technology companies. As the Chief Accounting Officer (CAO), Vice President, Controller, Director of Finance, Treasurer, Secretary and Director for Telesis Technology Corporation she has developed financial controls, business processes and inventory systems that have led to the expansion of the company's diverse product lines and growing customer base. She brings to Telesis special skills in administrative planning and budget management. Shefali holds a BA degree from the University of Massachusetts, Boston, MA.

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

                           SUMMARY COMPENSATION TABLE
                           --------------------------
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


                              TLST COMMON STOCK
                              BENEFICIALLY OWNED
                              ------------------------
                                            (3)% OF
                             (2)NUMBER OF  OUTSTANDING
                                SHARES       SHARES
                             ------------  -----------

Fiscal year ended December 31, 2004

(1) NAME
Mr. Hasit Vibhakar (4)          12,000,000                    89.80%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The Company's major stockholder transferred inventory items to the Company during calendar year 2004. The inventory was valued at replacement cost (since historical cost was unavailable) in the amount of $416,872. The stockholder was credited with additional paid-in capital in the amount of $416,872 in exchange for the inventory.

The Company's major stockholder has signed a personal guarantee for the mortgage debt and line of credit of the Company as described in Notes E and F to our years ended December 31, 2004 and 2003 financial statements, attached hereto.


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

Exhibit
Number    DESCRIPTION
-------   ------------

3.1 Certificate of Incorporation, incorporated herein by reference, previously filed with the SEC on November 1st, 2004 with the Registrant's Form 10SB12G, and incorporated herein by reference.

3.2 Bylaws and Certificate of Amendment to the Certificate of Incorporation, incorporated herein by reference, previously filed with the SEC on November 1st, 2004 with the Registrant's Form 10SB12G and incorporated herein by reference.

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

                             DECEMBER 31, 2004         DECEMBER 31, 2003
                             -----------------         -----------------
(i)  Audit Fees              $        6,900.00         $        5,000.00
(ii) Audit Related Fees      $        2,448.00         $        1,944.65
(iii)Tax Fees                $          529.00         $        1,500.00
(iv) All Other Fees          $       20,000.00         $               -
     TOTAL                   $       29,877.00         $        8,444.65

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telesis Technology Corporation


/s/   HASIT VIBHAKAR
--------------------
Name:  Hasit Vibhakar                                    Dated:  April 28, 2006

Title: Chairman, Chief Executive Officer, President, Secretary, Treasurer and Director.



/s/   SHEFALI VIBHAKAR
----------------------
Name: Shefali Vibhakar
Title: Chief Financial Officer and Director            Dated:  April   28, 2006



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



SIGNATURE                           TITLE                              DATE


/s/  HASIT VIBHAKAR
-------------------
Hasit Vibhakar           President, Chief Executive Officer,
                         Secretary, Treasurer and Chairman of
                         the Board                             April 28, 2006

/s/  SHEFALI VIBHAKAR
---------------------
Shefali Vibhakar         Chief Financial Officer and Director
                                                               April 28, 2006