Form 10QSB/A
period 2005-09-30
Telesis Technology Corp
filed 2006-04-28
CIK 1290416

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

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


     We are filing this amended Form 10-QSB to update our explanations of line item changes in our Management's Discussion and Analysis of Financial Condition and Results of Operations, to add the disclosure regarding the payment of our revolving line of credit under "Subsequent Events" below and to include a revised Statement of Operations for the three and nine months ended September 30, 2005 and related footnotes in connection with the Registrant's "gain on disposition of property and equipment" and the restatements contained herein. Other than those items listed above which we have updated and revised, all other sections of this Amended Report on Form 10-QSB, remain the same as originally filed with the Commission on November 15, 2005, and investors should review our most recent filings for updated information on the operations, executives and officers, and financial condition of the Registrant.

                         TELESIS TECHNOLOGY CORPORATION

                               INDEX TO FORM 10QSB





PART  I   Financial Information

ITEM 1.   Financial Statements
          Title Page
          Report of Independent Registered Public Accounting Firm Balance Sheet at September 30, 2005 & 2004 Stockholder's Equity at September 30, 2005 & 2004 Statements of Operations at September 30, 2005 & 2004 Statements of Cash Flows at September 30, 2005 & 2004 Notes to Financial Statements

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations
          Liquidity and Capital Resources
          Critical Accounting Policies
          Additional Factors That May Affect Future Results
          Controls and Procedures

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

Notes to the financial statements

E. RANDALL GRUBER, CPA, PC
===============================================================================
Certified Public Accountant                           Telephone   (314)238-1224
10805 Sunset Office Drive, Suite 300                        Fax   (314)238-1250
St. Louis, Missouri  63127


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

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

As discussed in Note N to the financial statements, the Company has restated its financial statements for the nine months ended September 30, 2005 in order to correctly reflect as operating income the gain on the sale of property and equipment.

/S/     E. Randall Gruber, CPA, PC
--------------------------------------
November 9, 2005, except for Note N, as to which the date is January 27, 2006





           Member: American Institute of Certified Public Accountants
         Registered: Public Company Accounting Oversight Board (PCAOB)

TELESIS TECHNOLOGY CORPORATION
BALANCE SHEETS
(UNAUDITED)


ASSETS                                                        September 30,
------                                                        -------------
                                                        2005                2004
                                                        ----                ----
CURRENT ASSETS
Cash and cash equivalents                         $     311,258       $     165,278
Accounts receivable                                     519,220              56,150
Inventories                                           1,086,134             584,003
Prepaid expenses                                          2,553               -----
                                                  -------------       -------------
                        TOTAL CURRENT ASSETS          1,919,165             805,431
Property and equipment (at cost), net of accumulated
depreciation of $28,856, and $12,248 respectively       530,597             399,103

OTHER ASSETS
Loan to shareholder                                       -----               5,247
Deposits                                                    150               2,410
                                                  -------------       -------------
  TOTAL OTHER ASSETS                                        150               7,657
                                                  -------------       -------------
  TOTAL ASSETS                                        2,449,912           1,212,191
                                                  =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
Notes payable                                            32,029              32,029
Accounts payable                                        493,975              65,455
Accrued income taxes                                     42,000              10,600
Current maturities of long-term debt                     34,648               7,200
                                                  -------------       -------------
                     TOTAL CURRENT LIABILITIES          602,652             115,284

LONG-TERM DEBT
Mortgages payable, net of current maturities            208,957             241,494
                                                  -------------       -------------
Deferred income taxes                                    91,442              13,800
                                                  -------------       -------------
  TOTAL LIABILITIES                                     903,051             370,578


TELESIS TECHNOLOGY CORPORATION
BALANCE SHEETS
(UNAUDITED)

                                                            September 30,
                                                            -------------
                                                     2005                  2004
                                                     ----                  ----
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 20,000,000
   shares authorized; no shares issued and
   outstanding                                    -----------          -----------
Common stock, $0.001 par value; 100,000,000
  shares authorized, $1.00 par value;
  19,367.500 and 13,367,500 shares
  issued and outstanding                               19,368               13,368
Additional paid-in capital                          1,288,217              758,049
Retained earnings (accumulated deficit)               239,276               70,196
  TOTAL STOCKHOLDERS' EQUITY                        1,546,861              841,613
                                                  -----------          -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 2,449,912          $ 1,212,191



TELESIS TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                 For the                         For the
                                            Three months ended              Nine months ended
                                               September 30                    September 30
                                               ------------                    ------------
                                          2005              2004          2005              2004
                                          ----              ----          ----              ----
REVENUES
   Aerospace                          $  630,553          $  154,461   $  1,948,591     $  607,125
   Commercial                            152,124             100,095        430,369        322,204
   Test lab                               19,938               5,642         47,684          8,998
   Internet sales                            114                 ---            114            ---
                                      ----------          ----------   ------------     ----------
                                         802,729             260,198      2,426,758        938,327
Cost of Sales
   Cost of goods sold                    612,113             121,087      1,836,989        569,802
   Freight                                 5,964               5,338         17,749         17,169
                                      ----------          ----------   ------------     ----------
     Total cost of sales                 618,077             126,425      1,854,738        586,971
                                      ----------          ----------   ------------     ----------
          Gross margin                   184,652             133,773        572,020        351,356
                                      ----------          ----------   ------------     ----------
OTHER OPERATING INCOME
     Gain on disposition of property
      and equipment                          ---                 ---         41,751            ---

        Gross income from operations     184,652              133,773       613,771        351,356

OPERATING EXPENSES
   Salaries and wages                     61,689               60,853       211,693        146,179
   Professional fees                       3,702                2,833         9,254         12,662
   Outside services                       23,335                5,500        39,229         16,770
   Utilities and telephone                 3,901                3,573        13,522          8,699
   Payroll taxes and employee benefits     8,209                6,710        27,235         14,894
   Other taxes                               432                  ---         2,640            ---
   Operating supplies                      1,045                6,247         4,798         12,406
   Depreciation                            6,086                3,450        18,475          8,150
   Office supplies                         1,165                2,785         4,305          5,195
   Dues and assessments                      296                  ---         2,894            ---
   Repairs and maintenance                   143                1,152         1,518          4,021
   Advertising and promotion                 540                1,598         2,295          2,340
   Auto expense                            1,861                1,208         5,072          3,523
   Travel                                    823                2,308           823          2,308
   Dues and subscriptions                    748                1,570           748          1,570
   Insurance                                 635                  916         3,659          2,749
   Other operating expenses                 (636)                 (63)        2,487          3,924

   TOTAL OPERATING EXPENSES              113,974               100,640      350,647        245,390

             INCOME FROM OPERATIONS       70,678                33,133      263,124        105,966



TELESIS TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                           For the                      For the
                                                      Three months ended           Nine months ended
                                                          September 30                September 30
                                                          ------------                ------------
                                                       2005            2004          2005          2004
                                                       ----            ----          ----          ----
OTHER INCOME (EXPENSES)
  Interest income                                      1,100            300          2,198          300
  Other income                                         9,135            ---          16,922         ---
  Interest expense                                    (3,635)        (2,906)        (19,837)     (11,670)
                                                  ----------     ----------     -----------    ---------
  NET OTHER INCOME OVER OTHER EXPENSES                 6,600         (2,606)           (717)     (11,370)
                                                  ----------     ----------     -----------    ---------
        INCOME BEFORE INCOME TAXES                    77,278         30,527         262,407       94,596

INCOME TAXES                                          28,549          4,598          98,990       24,400
                                                  ----------     ----------     -----------   ----------
                    NET INCOME                    $   48,729     $   25,929     $   163,417   $   70,196
                                                  ==========     ==========     ===========   ==========
Weighted average number of common shares
     outstanding - basic and fully diluted        19,367,500     12,713,736      19,156,718   12,225,000
                                                  ==========     ==========     ===========   ==========
Net income per share - basic and fully diluted    $     0.00     $     0.00     $      0.01   $     0.01
                                                  ==========     ==========     ===========   ==========


TELESIS TECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                                For the
                                                                                           Nine months ended
                                                                                             September 30,
                                                                                     ---------------------------
                                                                                          2005           2004
                                                                                     ---------------  ----------
OPERATING ACTIVITIES
NET INCOME (LOSS)                                                                    $       163,417  $   70,196
ADJUSTMENTS TO RECONCILE NET INCOME TO
 NET CASH PROVIDED BY OPERATING ACTIVITIES
    Gain on disposition of property and equipment                                            (41,751)        ---
    Depreciation and amortization                                                             18,475       8,150
    Deferred income taxes                                                                    (55,977)     13,800

CHANGES IN ASSETS AND LIABILITIES
    Accounts receivable                                                                     (300,141)    105,159
    Prepaid expenses                                                                          (2,553)      5,000
    Inventories                                                                             (120,038)    (92,715)
    Accounts payable                                                                         439,265     (24,720)
    Accrued income taxes                                                                      28,365      10,600
    Notes Payable                                                                                ---      32,029
    Current Maturities of long-term debt                                                         ---       5,000
                                                                                     ---------------  ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    241,016     132,499

INVESTING ACTIVITIES
    Expenditures for property and equipment                                                  (72,323)   (276,175)
    Proceeds from disposition of property and        equipment                               165,000         ---
    Loans to shareholder                                                                         ---      (3,477)
    Security deposit refund                                                                      260         ---
    Additional security deposits                                                                 ---      (2,150)
                                                                                     ---------------  ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                           92,937    (281,802)

FINANCING ACTIVITIES
    Proceeds from issuance of long-term debt                                                     ---     183,500
    Principal payments on long-term debt                                                     (92,246)     (8,602)
    Additional investment by shareholders                                                        ---      72,176
                                                                                     ---------------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                    (92,246)    247,074

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                    241,707      97,771

TELESIS TECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)


Cash and cash equivalents, beginning                                                         69,551      67,507
                                                                                         ----------   ---------
CASH AND CASH EQUIVALENTS, END                                                           $  311,258   $ 165,278
                                                                                         ==========   =========
Supplemental disclosures:
    Interest paid                                                                        $   19,837   $  11,670
                                                                                         ==========   =========
    Non-cash investing and financing transactions - During the six months ended
      June 30, 2005, the Company's major shareholder transferred inventory items to the Company.  The inventory was valued at replacement cost in the amount of $457,561.  The stockholder was credited with common stock and  additional paid-in capital in the amount of $457,561

TELESIS TECHNOLOGY CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE A - COMPANY OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------------------------------------

Company overview
----------------

Telesis Technology Corporation is a publicly traded, multi-faceted, high technology company that designs, develops, tests, manufactures, and markets a diverse range of aerospace and defense products. The Company is focused on providing product, system and service solutions for commercial and governmental customers. The Company has four operating divisions - Governmental and Commercial Products Division CPD) Telesis Aerospace; Telesis Test Labs; and Telesis RF.



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

NOTE C - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consist of the following at June 30, 2005:

                  Land                               $  90,000
                  Building                             318,659
                  Construction in progress              57,084
                  Furniture, fixtures and equipment     93,710
                                                     ---------
                                                       559,453
                  Less - Accumulated depreciation      (28,856)
                                                     ---------
                                                     $ 530,597
                                                     =========

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

Long-term debt consists of the following at September 30, 2005:

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

Superior, Nebraska.  The note is secured by real estate.                 74,800
                                                                   ------------
Total long-term debt                                                    243,605
Less - Current maturities                                               (34,468)
                                                                   ------------
Long-term debt, net of current maturities                          $    208,957
                                                                   ============

The maturities of long-term debt are as follows:

                                    2005 - 2006       $   34,468
                                    2006 - 2007           35,098
                                    2007 - 2008           35,548
                                    2008 - 2009           35,998
                                    2009 - 2010           36,448
                                    Later Years           31,397
                                                      ----------
                                                      $  208,957
                                                      ==========

TELESIS TECHNOLOGY CORPORATION
NOTES TO FINANCIAL STATEMENTS

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



NOTE I - SEGMENT REPORTING
--------------------------

The Company has two reportable segments consisting of the aerospace division, and the commercial products division. The Company evaluates performance based on sales, gross profit margins and operating profit before income taxes. The following information is for the Company's reportable segments for the nine months ended September 30, 2005 (in thousands):

                           Aerospace  Commercial
                            Segment     Segment     Other    Total
                             ($)          ($)        ($)      ($)
   Revenue                  1,949         431        47      2,427
   Cost of sales            1,490         329        36      1,855
   Depreciation                11           5         2         18
   Profit from operations     178          42         2         22
   Identifiable assets        427          84        20        531
   Capital expenditures        58          14         -         72

The following information is for the Company's reportable segments for the nine months ended September 30, 2004 (in thousands):

                             Aerospace   Commercial
                              Segment      Segment      Other     Total
                                ($)          ($)         ($)       ($)
   Revenue                      607          322         47        938
   Cost of sales                380          202          5        587
   Depreciation                   5            2          1          8
   Profit from operations        63           21         22        106
   Identifiable assets          324           63         12        399
   Capital expenditures         160           40         12        276

NOTE J - INCOME TAX EXPENSE
---------------------------

Income tax expense consists of the following for the quarter ended September 30, 2005:

     Federal and state income tax:

          Federal          $     86,395

          State                  12,595
                           ------------

                           $     98,990
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



NOTE K - EMPLOYEE RETIREMENT PLAN
---------------------------------

The Company has adopted an employee retirement plan under which employees may defer a portion of their annual compensation pursuant to provisions of the Internal Revenue Code. The Company can elect to contribute to the plan. Substantially all employees who have completed at least one year of service are eligible to participate in the plan. The Company has not elected to make a contribution to the plan for the six months ended September 30, 2005.

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



NOTE M - COMMON STOCK
---------------------

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

NOTE N - RESTATEMENT
--------------------

Subsequent to issuing the financial statements for the six months period ended June 30, 2005, the Company discovered an error in the computation of its income from operations, due to the recording of the gain on the sale of one of the Company's warehouse facilities treated as other income. As a result, the Company has restated its financial statements and financial information for the nine month period ended September 30, 2005. The effect of the change was to increase gross income from operations by $41,751, and to decrease net other income by $41,751 for the nine month period ended September 30, 2005.

The Company also reported a change in the method of revenue recognition for government customers. Instead of recognizing revenue upon shipment, the Company has changed its policy to revenue recognition upon customer acceptance, usually three to five days after receipt. This change did not result in a change in revenues, since there were no shipments to governmental customers during the last week of the nine month period ended September 30, 2005.

The effects of this adjustment are summarized as follows:




TELESIS TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(UNAUDITED)


                                                      As
                                                   Originally                      As
                                                    Reported     Adjustment     Restated
                                                   -----------   ----------     --------
REVENUES
  Aerospace                                        $ 1,948,591   $             1,948,591
  Commercial                                           430,369                   430,369
  Test lab                                              47,684                    47,684
  Internet sales                                           114                       114
                                                   -------------------------------------
                                                     2,426,758                 2,426,758
Cost of Sales
  Cost of goods sold                                 1,836,989                 1,836,989
  Freight                                               17,749                    17,749
                                                   -------------------------------------
    Total cost of sales                              1,854,738                 1,854,738
                                                   -------------------------------------
    Gross margin                                       572,020                   572,020
                                                   -------------------------------------
OTHER OPERATING INCOME
  Gain on disposition of property and equipment                  (1)  41,751      41,751
                                                   -------------------------------------
      Gross income from operations                     572,020        41,751     613,771

OPERATING EXPENSES
  Salaries and wages                                   211,693                   211,693
  Professional fees                                      9,254                     9,254
  Outside services                                      39,229                    39,229




  Utilities and telephone                               13,522                    13,522
  Payroll taxes and employee benefits                   27,235                    27,235
  Other taxes                                            2,640                     2,640
  Operating supplies                                     4,798                     4,798
  Depreciation                                          18,475                    18,475
  Office supplies                                        4,305                     4,305
  Dues and assessments                                   2,894                     2,894
  Repairs and maintenance                                1,518                     1,518
  Advertising and promotion                              2,295                     2,295
  Auto expense                                           5,072                     5,072
  Travel                                                   823                       823
  Dues and subscriptions                                   748                       748
  Insurance                                              3,659                     3,659
  Other operating expenses                               2,487                     2,487
                                                   -------------------------------------
  TOTAL OPERATING EXPENSES                             350,647                   350,647
                                                   -------------------------------------
  INCOME FROM OPERATIONS                               221,373                   263,124



TELESIS TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(UNAUDITED)
                                                                For the
                                                            Nine months ended
                                                              September 30
                                                      -----------------------------
                                                      2005                     2004
                                                      ----                     ----
OTHER INCOME (EXPENSES)
   Interest income                                   2,198                    2,198
   Gain on disposition of property and equipment    41,751     (1) (41,751      ---
   Other income                                     16,922                   16,922
   Interest expense                                (19,837)                 (19,837)
                                                -----------------------------------
   NET OTHER INCOME OVER OTHER EXPENSES             41,034       (41,751)      (717)
                                                -----------------------------------
             INCOME BEFORE INCOME TAXES            262,407                  262,407

   INCOME TAXES                                     98,990                   98,990
                                                -----------------------------------
                             NET INCOME         $  163,417                $ 163,417
                                                ===================================
Weighted average number of common shares
   outstanding - basic and fully diluted        19,156,718               12,225,000
                                                ===================================
Net income per share - basic and fully diluted  $     0.01                $    0.01
                                                ===================================

The effect on the reported net income for each of the quarters in the nine months ended September 30, 2005 are as follows:

                                              Third       Second       First
                                             Quarter     Quarter      Quarter

Net income as reported                      $ 48,729     $73,096      $41,592

The Company sold property and
equipment during the quarter
ended June 30, 2005.  This
adjustment records the gain on
sale of the property and equipment
as other operating income.                  --------      41,751    ---------

The Company sold property and
equipment during the quarter
ended June 30, 2005.  The original
accounting recorded the gain on
sale of the property and equipment
as other income in error.                   --------     (41,751)   ---------


Net income as restated                      $ 48,729     $73,096      $41,592




(1) The Company originally reported gain from the sale of a warehouse facility as other income, this adjustment properly records the income as income from operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


This filing contains forward-looking statements, which involve risks and uncertainties. Our actual future results may differ materially from the results discussed in the forward-looking statements. When used in this report, the words "expects" "anticipates" and "estimates" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us include, but are not limited to:

     - our ability to finance our activities and maintain our financial liquidity;
     - our ability to attract and retain qualified, knowledgeable employees;
     -    the impact of general economic conditions on our business;
     - postponements, reductions, or cancellations in orders from customers;
     -    the limited number of potential customers for our products;
     -    the variability in gross margins on our products;
     -    our ability to design and market new products successfully;
     -    our failure to acquire new customers in the future;
     -    deterioration of business and economic conditions in our markets;
     - intensely competitive industry conditions with increasing price competition;
     -    the rate of growth in the aerospace and defense markets.


Overview
--------

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


Results of Operations
---------------------

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004.


Sales revenue for the three months ended September 30, 2005 was $802,729 compared with sales revenue of $260,198 for the three month period ended
September 30, 2004, which represented a $542,531 or 208% increase. The main factor attributing to this increase in revenue was the $476,092 or 308% increase in our aerospace division, which increase was due to an increase in backlogged contracts being shipped during the three month period ended September 30, 2005, compared to the three month period ended September 30, 2004; an increase in large contract orders for the three month period ended September 30, 2005, compared to the three month period ended September 30, 2004; and an increase in our sales and marketing efforts for the three months ended September 30, 2005, compared to the three months ended September 30, 2004.

We had total cost of sales for the three months ended September 30, 2005 of $618,077, an increase of $491,652 or 389% compared to total cost of sales of $126,425 for the three month period ended September 30, 2004. The increase in total cost of sales was directly attributable to our increased sales for the three months ended September 30, 2005, compared to the three months ended September 30, 2004.



Gross margin for the three months ended September 30, 2005 was $184,652 compared with $133,773 for the same period in 2004. This was an increase of $50,879 or 38% from the prior period which was mainly caused by our increased sales for the three month period ended September 30, 2005, compared to the prior period.

We had total operating expenses of $113,974 for the three months ended September 30, 2005, an increase of $13,334 or 13.2% compared to total operating expenses of $100,640 during the three months ended September 30, 2004. The main factor leading to this increase was the $17,835 increase in outside services, which was due to costs associated with professional services in connection with us filing reports with the SEC and include legal and accounting costs associated with the SEC comment letters we have received in connection with our Form 10-SB.

We had net other income of $6,600 for the three months ended September 30, 2005, compared to net expense of $2,606 for the three months ended September 30, 2004, an increase in net other income of $9,206, which was mainly due to an increase in other income of $9,135 for the three month period ended September 30, 2005, compared to the same period in 2004. As our sales increased for the three month period ended September 30, 2005, compared to the nine month period ended September 30, 2004, so did our other income associated with such sales which income was realized from freight and miscellaneous support services for our products.



We had income taxes of $28,549 for the three months ended September 30, 2005, compared to income taxes of $4,598 for the three months ended September 30, 2004, an increase of $23,951 from the prior period. This increase in income taxes was due to increases in taxable income, state property tax increases, an increase in taxes in connection with our purchase of assets, and an increase in payroll taxes and employee benefits in connection with our increases in employees (as described above) for the three months ended September 30, 2005, compared to the three months September 30, 2004.

We reported a net income for the three months ended September 30, 2005 of $48,729 compared with net income of $25,929 for the same period in 2004. This represented an increase of $22,800 or 87.9% from the prior period.



COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

Sales revenue for the nine months ended September 30, 2005 was $2,426,758 compared with sales revenue of $938,327 for the nine month period ended
September 30, 2004, which represented a $1,488,431 or 245% increase. The main factor attributing to this increase in revenue was the $1,341,466 or 221% increase in our aerospace division, which increase was due to an increase in backlogged contracts being shipped during the nine month period ended September 30, 2005, compared to the nine month period ended September 30, 2004 and an increase in our sales and marketing efforts for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004.

We had total cost of sales for the nine months ended September 30, 2005 of $1,854,738, an increase of $1,267,767 or 216% compared to total cost of sales of $586,971 for the nine month period ended September 30, 2004. The increase in total cost of sales was directly attributable to our increased sales for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004.

Gross margin for the nine months ended September 30, 2005 was $572,020 compared with $351,356 for the same period in 2004. This was an increase of $220,664 or 62.8% from the prior period which was mainly caused by our increased sales for the nine month period ended September 30, 2005, compared to the prior period.

Other operating income for the nine months ended September 30, 2005 was $41,751, compared to other operating income of $0 for the nine months ended September 30, 2004. Other operating income for the nine months ended September 30, 2005 consisted solely of gain on disposition of property and equipment.



We had total operating expenses of $350,647 for the nine months ended September 30, 2005, an increase of $105,257 or 42.9% compared to total operating expenses of $245,390 during the nine months ended September 30, 2004. The main factors leading to this increase was the $65,514 increase in salaries and wages, which was due to increases in sales staff to assist with our sales growth and increases in our warehouse/shipping/receiving staff to handle our increased sales; the $12,341 increase in payroll taxes and unemployment benefits in connection with the increase in salaries; the $22,459 increase in outside services due to costs associated with professional services in connection with us filing reports with the SEC and include legal and accounting costs associated with the SEC comment letters we have received in connection with our Form 10-SB; and the $10,325 increase in depreciation expense.



We had net other expense of $717 for the nine months ended September 30, 2005, compared to net other expense of $11,670 for the nine months ended September 30, 2004, an increase in net other expense of $10,953, which was mainly due to an increase in other income of $16,922 for the nine month period ended September 30, 2005, compared to the nine month period ended September 30, 2004. As our sales increased for the nine month period ended September 30, 2005, compared to the nine month period ended September 30, 2004, so did our other income associated with such sales which income was realized from freight and miscellaneous support services for our products.

We had income taxes of $98,990 for the nine months ended September 30, 2005, a $74,590 increase over income taxes for the nine months ended September 30, 2004 of $24,400. This increase in income taxes was due to increases in taxable income, state property tax increases, an increase in taxes in connection with our purchase of assets, and an increase in payroll taxes and employee benefits in connection with our increases in employees (as described above) for the nine months ended September 30, 2005, compared to the nine months September 30, 2004.

We reported net income for the nine months ended September 30, 2005 of $163,417 compared with net income of $70,196 for the same period in 2004. This represented an increase of $93,221 or 133% from the prior period.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

We had total assets as of September 30, 2005 of $2,449,912, which included $1,919,165 of total current assets and $530,747 of non-current assets.

Total current assets as of September 30, 2005 included $311,258 of cash and cash equivalents, $519,220 of accounts receivable, $1,086,134 of inventories and $2,553 of prepaid expenses.

Total non-current assets at September 30, 2005 included property and equipment (net of accumulated depreciation of $28,856) of $530,597 and other assets of $150 consisting of deposits.

We had total liabilities of $903,051 as of September 30, 2005, which consisted of $602,652 of current liabilities and $300,399 of non-current liabilities. We had net working capital of $1,316,513 as of September 30, 2005.

We had total current liabilities of $602,652 as of September 30, 2005, which included notes payable of $32,029, accounts payable of $493,975, accrued income taxes of $42,000 and current maturities of long term debt of $34,648. The $32,029 of notes payable were in connection with a revolving line of credit with a commercial bank, which was established on November 20, 2003 in the amount of $50,000. Interest on the line of credit is due monthly and is at a rate of 1.5% over the index rate (Citibank, N.A. New York base rate). The effective rate of interest on the note as of September 30, 2005 was 7.75%.



We had total non-current liabilities of $300,399 as of September 30, 2005, which included mortgages payable, net of current liabilities of $208,957 and deferred income taxes of $91,442. The mortgages payable included $168,805 owing under a $250,000 mortgage for our building at 1611 12th Street East Unit A and B, Palmetto, Florida, 34221, which bears interest at 6.00% per year. The property encompasses approximately 4000 square feet of office space, which we use as our main sales headquarters. The Company has agreed to make thirty monthly payments of $1,798 on the note, which the final payment due on October 15, 2014. The mortgages payable also included $74,800 owing under a mortgage in the original amount of $88,000 on our property at One Telesis Drive, Superior, Nebraska, 68978, which includes our newly constructed 20,000 square foot distribution facility. The note on our warehouse facility is due in twenty monthly payments of $4,400, with the last payment due on October 31, 2009. The two mortgages total $208,957.

Our Chief Executive Officer and President, Hasit Vibhakar has signed a personal guarantee for the mortgage debt and line of credit of the Company as described above and in greater detail in Notes E and F to the attached quarter ended September 30, 2005 financial statements.


Since inception, we have financed our operations primarily from the founder and his initial and ongoing capital investments in the company and internally generated funds. For the three months ended September 30, 2005 shareholders equity was reported at $1,546,861.

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

Critical Accounting Policies
----------------------------

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

Revenue recognition. We generate our revenue through the sale of products and services. Our policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

-    Persuasive evidence of an arrangement exists;
-    Delivery has occurred or services have been rendered;
-    Price is fixed or determinable; and
-    Collectibility and Fund Collections is reasonably assured

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

Additional Factors That May Affect Future Results
-------------------------------------------------

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

                                SUBSEQUENT EVENTS
                                -----------------


SALE OF TELESIS TEST LAB DIVISION
---------------------------------
     On October 21, 2005, we completed the sale of our Test Lab Division (the "Test Lab" or "Telesis Test Lab") to Celerity Test Labs, Inc. ("Celerity"), for an aggregate of $65,000, of which $30,000 was paid in the form of a $30,000 Promissory Note (the "Test Lab Note" which was similar to the Global Note incorporated by reference hereto as Exhibit 10.1, other than in respect to the parties, dates, interest rate and due dates of the Promissory Note). The sale was made pursuant to a Standard Asset Purchase Contract.

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

     The payment of the Test Lab Note was secured by a Security Agreement between us and Celerity (similar to the Security Agreement with Global, incorporated by reference hereto as Exhibit 10.4), whereby Celerity granted us a security interest in certain collateral including all of the equipment, furniture and fixtures of Telesis Test Lab (the "Celerity Collateral") to secure the payment of the Test Lab Note. In the event that Celerity fails to pay any amount of the Test Lab Note when due, or other events of default (as described below in the Celerity Security Agreement) occur, we may retain, sell, lease or otherwise dispose of any and/or all of the Collateral, along with other remedies as described in the Security Agreement. Celerity shall remain liable to the Company for the payment of any deficiency with interest at the highest rate allowable by law. Additionally, the payment of the Test Lab Note was personally secured by Cynthia E. Berube, the President of Celerity pursuant to a Guaranty Agreement.

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

     Included in the sale of the Test Lab was equipment and computers related to the Test Lab.

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



TERMINATION  OF  OUR  REVOLVING  LINE  OF  CREDIT
-------------------------------------------------

     On December 15, 2005 we paid and satisfied in full a revolving line of credit or promissory note (the "Revolving Line of Credit") that was originally signed on November 20, 2003 with Republic Bank ("Republic"), thus terminating the agreement with Republic. The Revolving Line of Credit had no expiration or maturity date. The amount we were able to borrow under the Line of Credit was $ 50,000.00. We did not incur any prepayment penalties with this transaction.

SALE  OF  COMMERCIAL  PRODUCTS  DIVISION
----------------------------------------

     On January 13, 2006 ("Closing"),we completed the sale of our Telesis Commercial Products Division ("CPD" or "Commercial Products Division," explained below) to Global Technology Components, LLC, a Florida limited liability company ("Global"). The purchase was made pursuant to a Standard Asset Purchase Contract and the price paid by Global was $330,000, which amount was paid in the form of a promissory note in the amount of $165,000 (the "Note"), with the remaining amount of the purchase price paid in cash at the Closing.

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

          Subsequent to issuing the financial statements for the six month period ended June 30, 2005, the Company discovered an error in the computation of its income from operations, due to the recording of the gain on the sale of one of the Company's warehouse facilities treated as other income. As a result, the Company has restated its financial statements and financial information for the nine month period ended September 30, 2005. The effect of the change was to increase gross income from operations by $41,751, and to decrease net other income by $41,751 for the nine month period ended September 30, 2005.

          The Company also reported a change in the method of revenue recognition for government customers. Instead of recognizing revenue upon shipment, the Company has changed its policy to revenue recognition upon customer acceptance, usually three to five days after receipt. This change did not result in a change in revenues, since there were no shipments to governmental customers during the last week of the nine month period ended September 30, 2005.



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





















                          PART II     OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

To the knowledge of Telesis Technology Corporation's executive management and directors, the company is not party to any legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and the executive officers and directors know of no other threatened or contemplated legal proceedings or litigation. To the company's knowledge, there are no lawsuits nor were any lawsuits commenced against the company during the quarter ended September 30, 2005, nor did the company commence any lawsuits during the same period.

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

Exhibits


      10.1*     Promissory Note of Global Technology Components, LLC

      10.2*     Indemnification Agreement with Global Technology Components, LLC

      10.3*     Guaranty Agreement with David R. Kraft & Victoria L. Kraft

      10.4*     Security Agreement with Global Technology Components, LLC

      10.5*     Covenant Not To Compete with Global Technology Components, LLC



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


* Filed as Exhibits to our Form 8-K filed with the Commission on January 25, 2006, and incorporated herein by reference.




The Company filed the following Reports on Form 8-K during the quarter ended September 30, 2005:

     (1) August 29, 2005 - Reporting that the Company filed a press release announcing Telesis Technology Corp Reports Record Second Quarter and Three-Month Results for 2005.

     (2) August 31, 2005 - Reporting that the Company filed a press release announcing the departure and appointment of new CFO.

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

                                    Telesis Technology Corporation



Date:     April  28, 2006.
                                   /s/ Hasit Vibhakar
                                       --------------------------------------
                                       Hasit Vibhakar
                                       Chairman of the Board, President,
                                       Chief Executive Officer, Secretary and
                                       Treasurer